Form 10-Q
period 1997-09-26
RELIANT BUILDING PRODUCTS INC
filed 1997-11-10
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1997 or
   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission file number 333-30699

                        RELIANT BUILDING PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)


    Delaware                                               75-1364873
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation of organization)                  Identification No.)


3030 LBJ Freeway, Suite 300, Dallas, Texas                      75234
(Address of principal executive offices)                   (Zip Code)


                                (972) 919-1000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes  No    X
                                                    ---

Number  of  shares  Common  Stock  outstanding  as  of November 5, 1997: 1,000







               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 26, 1997
                                     INDEX


PART  I.    FINANCIAL  INFORMATION
----------------------------------

ITEM  1.    FINANCIAL  STATEMENTS  (UNAUDITED)

     Consolidated  Balance  Sheets

     Consolidated  Statements  of  Operations

     Consolidated  Statements  of  Cash  Flows

     Notes  to  Consolidated  Financial  Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

Signatures

PART  I.    FINANCIAL  INFORMATION
----------------------------------

ITEM  1.    FINANCIAL  STATEMENTS

                 RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        COMPANY       PREDECESSOR
                                                    ---------------  -------------
                                                     SEPTEMBER 26,     MARCH 28,
                                                         1997            1997
                                                    ---------------  -------------
ASSETS                                                (Unaudited)
  Cash . . . . . . . . . . . . . . . . . . . . . .  $        10,730  $        182
  Accounts and notes receivable. . . . . . . . . .           19,798        17,732
  Inventories. . . . . . . . . . . . . . . . . . .           15,400        14,990
  Deferred tax assets. . . . . . . . . . . . . . .            1,434         1,434
  Prepaid expenses and other current assets. . . .            1,002         1,008
                                                    ---------------  -------------
Total current assets . . . . . . . . . . . . . . .           48,364        35,346

Property, plant, and equipment, net. . . . . . . .           28,830        24,052
Intangible assets, net . . . . . . . . . . . . . .           42,522         9,943
Other assets . . . . . . . . . . . . . . . . . . .            3,979         3,736
                                                    ---------------  -------------
Total assets. .  . . . . . . . . . . . . . . . . .  $       123,695  $     73,077
                                                    ===============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable . . . . . . . . . . . . . . . .  $         5,867  $      7,503
  Accrued expense. . . . . . . . . . . . . . . . .           11,346         6,703
  Current portion of long-term debt. . . . . . . .              648         3,839
                                                    ---------------  -------------
Total current liabilities. . . . . . . . . . . . .           17,861        18,045

Long-term debt . . . . . . . . . . . . . . . . . .                -        34,108
Deferred income taxes. . . . . . . . . . . . . . .            6,156         3,906
Other liabilities. . . . . . . . . . . . . . . . .            1,980           334
Subordinated debt. . . . . . . . . . . . . . . . .           70,000         5,380
Redeemable securities. . . . . . . . . . . . . . .                -         7,391
                                                    ---------------  -------------
Total liabilities. . . . . . . . . . . . . . . . .           95,997        69,164

Shareholders' equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000 . . .  .                1             1
  Additional paid-in capital . . . . . . . . . . .           27,392         6,670
  Retained earnings (accumulated deficit). . . . .              305        (2,758)
                                                    ---------------  -------------
Total shareholders' equity . . . . . . . . . . . .           27,698         3,913
                                                    ---------------  -------------
Total liabilities and shareholders' equity . . . .  $       123,695  $     73,077
                                                    ===============  =============


                            See accompanying notes.



               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)





                                        THREE MONTHS ENDED
                                     ------------------------
                                      COMPANY    PREDECESSOR
                                     ----------  ------------
                                     SEPT. 26,    SEPT. 27,
                                        1997         1996
                                     ----------  ------------
Net sales . . . . . . . . . . . . .  $   45,513  $     48,293
Cost of products sold . . . . . . .      34,187        36,775
                                     ----------  ------------
Gross profit. . . . . . . . . . . .      11,326        11,518
Selling, general and administrative       8,182         8,067
                                     ----------  ------------
Income from operations. . . . . . .       3,144         3,451
Interest expense, net . . . . . . .       2,050         1,425
Other expenses. . . . . . . . . . .           -           143
                                     ----------  ------------
Income before income taxes. . . . .       1,094         1,883
Income tax expense. . . . . . . . .         690           930
                                     ----------  ------------
Net income. . . . . . . . . . . . .  $      404  $        953
                                     ==========  ============



                            See accompanying notes.




                            RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS)





                                                                COMPANY                PREDECESSOR
                                                          -------------------  --------------------------
                                                                TWENTY               SIX          SIX
                                                              WEEKS ENDED        WEEKS ENDED  MONTHS ENDED
                                                          -------------------  --------------  ----------
                                                               SEPT. 26,           MAY 9,      SEPT. 27,
                                                                 1997               1997          1996
                                                          -------------------  --------------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $            69,194  $      20,095   $   97,689
Cost of products sold. . . . . . . . . . . . . . . . . .               52,487         14,852       74,355
                                                          -------------------  --------------  ----------
Gross profit . . . . . . . . . . . . . . . . . . . . . .               16,707          5,243       23,334
Selling, general and administrative. . . . . . . . . . .               12,683          3,765       16,078
                                                          -------------------  --------------  ----------
Income from operations . . . . . . . . . . . . . . . . .                4,024          1,478        7,256
Interest expense, net. . . . . . . . . . . . . . . . . .                3,154            587        2,899
Other expenses . . . . . . . . . . . . . . . . . . . . .                    -          3,350          283
                                                          -------------------  --------------  ----------
Income (loss) before income taxes & extraordinary items
                                                                          870         (2,459)       4,074
Income tax expense (benefit) . . . . . . . . . . . . . .                  565           (846)       1,810
                                                          -------------------  --------------  ----------
Income (loss) before extraordinary loss. . . . . . . . .                  305         (1,613)       2,264
Extraordinary loss, net of tax benefit . . . . . . . . .                    -            715            -
                                                          -------------------  --------------  ----------
Net income (loss). . . . . . . . . . . . . . . . . . . .  $               305  $      (2,328)  $    2,264
                                                          ===================  ==============  ==========




                            See accompanying notes.

               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                               COMPANY            PREDECESSOR
                                                           ---------------  ----------------------------
                                                               TWENTY        SIX WEEKS     SIX MONTHS
                                                             WEEKS ENDED       ENDED          ENDED
                                                           ---------------  -----------  ---------------
                                                            SEPTEMBER 26,     MAY 9,      SEPTEMBER 27,
                                                                1997           1997           1996
                                                           ---------------  -----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . .  $          305    $  (2,328)  $        2,264
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and amortization. . . . . . . . . . . .           3,239          535            2,526
     Provision for doubtful accounts. . . . . . . . . . .             228          130              (41)
     Provision for deferred income taxes. . . . . . . . .             563         (175)             582
     Non-cash interest expense. . . . . . . . . . . . . .             275           63              378
     Gain on sale of assets . . . . . . . . . . . . . . .              (1)           -              (27)
     Extraordinary loss from early debt retirement. . . .               -          715                -
     Minority interest. . . . . . . . . . . . . . . . . .               -         (190)             108
     Other. . . . . . . . . . . . . . . . . . . . . . . .            (169)         (39)              38
     Changes in operating assets and liabilities:
       Accounts and notes receivable. . . . . . . . . . .            (988)      (1,436)          (3,580)
       Inventories. . . . . . . . . . . . . . . . . . . .             419         (829)          (2,371)
       Prepaids & other current assets. . . . . . . . . .             328         (322)            (496)
       Accounts payable . . . . . . . . . . . . . . . . .          (5,162)       3,526              579
       Accrued expenses . . . . . . . . . . . . . . . . .           1,953        2,800              108
       Other. . . . . . . . . . . . . . . . . . . . . . .           2,203           (2)             (20)
                                                           ---------------  -----------  ---------------
Net cash provided by operating activities . . . . . . . .           3,193        2,448               48

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment.. . . . . .          (1,294)        (198)          (1,884)
   Proceeds from sale of property, plant and equipment. .              33           43              211
                                                           ---------------  -----------  ---------------
Net cash used in investing activities . . . . . . . . . .          (1,261)        (155)          (1,673)

FINANCING ACTIVITIES:
   Proceeds from revolver borrowings. . . . . . . . . . .               -       20,202          105,552
   Repayments of revolver borrowings. . . . . . . . . . .         (38,668)     (18,071)        (106,693)
   Proceeds from subordinated debt offering . . . . . . .          70,000            -                -
   Proceeds from other long-term debt . . . . . . . . . .               -            -            2,600
   Repayments of borrowings . . . . . . . . . . . . . . .          (6,243)        (148)            (451)
   Debt issue costscosts. . . . . . . . . . . . . . . . .          (3,658)           -                -
   Proceeds from sale of preferred stock by parent. . . .               -            -            5,969
   Redemption of preferred stock. . . . . . . . . . . . .          (6,187)           -           (5,386)
   Dividends paid to Holdings . . . . . . . . . . . . . .         (10,904)           -                -
                                                           ---------------  -----------  ---------------
Net cash provided by financing activities . . . . . . . .           4,340        1,983            1,591
                                                           ---------------  -----------  ---------------

Increase (decrease) in cash . . . . . . . . . . . . . . .           6,272        4,276              (34)
Cash and cash equivalents at beginning of period. . . . .           4,458          182              133
                                                           ---------------  -----------  ---------------
Cash and cash equivalents at end of period. . . . . . . .  $       10,730   $    4,458   $           99




                            See accompanying notes.
               Reliant Building Products, Inc. and Subsidiaries

             Notes to Unaudited Consolidated Financial Statements


1.    The  Company

Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") is primarily engaged in the manufacture of aluminum and vinyl, or non-wood, framed windows for the residential new construction market. The Company supplements its window business through the manufacture of related products such as value-added glass processing, custom aluminum extrusion and window components for the Company's internal needs and for sale to third parties. The Company has manufacturing facilities in Texas, Georgia, Tennessee, and California and most of its customers are located in the West, Southwest and Southeastern United States.

2.    Basis  of  Presentation

The accompanying unaudited consolidated financial statements of the Company and Redman Building Products, Inc. (the "Predecessor") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The Predecessor's financial results represent activity prior to the closing of the stock purchase agreement (the "Transaction") as described in note 3.

The balance sheet at March 28, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Prospectus dated
September  5,  1997  included  in  the  Company's  Amendment  No.  2  to  the
Registration Statement on Form S-4 (Registration No. 333-30699) as filed with the Securities and Exchange Commission (the "Registration Statement"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

All  intercompany  transactions  and  balances  have  been  eliminated  in
consolidation.    The Company utilizes a 52 or 53 week accounting period which ends  on  the  Friday  closest  to  March  31.

The  preparation of financial statements in conformity with generally accepted accounting  principles  requires  management to make estimates and assumptions that  affect the amounts reported in the financial statements and accompanying
notes.    Actual  results  could  differ  from  those  estimates.

3.    Stock  Purchase

On  May  9, 1997, Wingate Partners, L.P. and certain selling stockholders sold the common stock of RBPI Holding Corporation ("Holdings") to Reliant Partners.
The  selling  stockholders  received $30.1 million in cash and $9.8 million of
seller  notes.    In addition, the $6.0 million of outstanding preferred stock was redeemed.  In connection with the Transaction, the Company recognized $3.4 million  of  compensation  expense  which is reflected in other expense in the statement  of  operations  for the six weeks ended May 9, 1997.  In connection with  the Transaction and with the proceeds from the Senior Subordinated notes sold  in  conjunction  therewith  (the  "Initial  Offering"), $44.3 million of
existing  long-term  debt  was  repaid.    The  Company  also  recognized  an
extraordinary  charge  of  $715,000  which  is  net  of  a  tax  benefit  of approximately  $423,000  relating  to  the  extinguishment  of  this  debt.

The  Transaction was accounted for as a purchase in accordance with Accounting
Principles  Board  Opinion  No.  16,  "Business   Combinations."  The purchase
accounting adjustments associated with the transaction have been "pushed-down"
to  the  Company,  and  the  accompanying  unaudited  consolidated  financial statements  for the periods subsequent to May 9, 1997 are presented on the new basis  of  accounting  established  as  of such date.  The  purchase price was
allocated    first  to  tangible  and    identifiable  intangible  assets  and
liabilities  of  the  Company  based  upon preliminary estimates of their fair market  values,  with  the  remainder  allocated  to  goodwill  as  follows:


(in thousands)
Aggregate purchase price . . . . . . . . . . . . . . . . . . . . . . . . . .  $39,900
Less:  Value of management incentive units . . . . . . . . . . . . . . . . .   (3,431)
                                                                              --------
Net purchase price . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,469
Less: Net book value of assets acquired. . . . . . . . . . . . . . . . . . .   (1,518)
         Seller transaction costs. . . . . . . . . . . . . . . . . . . . . .     (250)
         Predecessor goodwill. . . . . . . . . . . . . . . . . . . . . . . .    9,874
                                                                              --------
Excess of cost over net book value of assets acquired. . . . . . . . . . . .  $44,575
                                                                              --------

Adjustments to record assets and liabilities acquired at fair market value:
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   424
Property, plant, and equipment . . . . . . . . . . . . . . . . . . . . . . .    6,034
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      189
Elimination of redeemable common stock warrants. . . . . . . . . . . . . . .    1,082
Other liabilities, primarily post-retirement . . . . . . . . . . . . . . . .   (1,991)
Deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,232)
Establishment of reserves for closure of Houston facility. . . . . . . . . .   (1,918)
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42,987
                                                                              --------
Excess of cost over net book value of assets acquired. . . . . . . . . . . .  $44,575
                                                                              --------

4.    Pro-forma  Effects  of  the  Transaction  and  Initial  Offering

The following represents pro-forma information of the Company, for the periods indicated. The unaudited pro-forma financial information gives effect to the Transaction, the Initial Offering, the application of the net proceeds therefrom, and the closure of the Company's Houston manufacturing facility as if they had occurred on March 30, 1996:

                                                             (IN THOUSANDS)
                                                                PRO-FORMA
                                                                ---------
                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    --------------------------------  ---------------------------------
                                    SEPT. 26, 1997   SEPT. 27, 1996    SEPT. 26, 1997   SEPT. 27, 1996
                                    ---------------  ---------------  ----------------  ---------------
Net sales. . . . . . . . . . . . .  $        42,442  $        44,770  $        83,768   $        88,958
Income (loss) before income taxes.            1,230            1,934           (1,559)            4,276
Net income (loss). . . . . . . . .              490            1,089           (1,290)            2,408

OTHER DATA:
Pro forma EBITDA (a) . . . . . . .            4,821            5,149            8,810            10,633


(a) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

EBITDA as defined does not include $0.7 million of the step-up of inventory value as a result of the purchase transaction on May 9, 1997.

5.    Inventories

Inventories  are valued at the lower of cost or market.  Cost is determined on
the  LIFO  method.    Inventories  consisted  of  the  following:

                              (IN THOUSANDS)
                       COMPANY           PREDECESSOR
                 --------------------  ----------------
                  SEPTEMBER 26, 1997    MARCH 28, 1997
                 --------------------  ----------------
Raw Materials .  $             9,663   $         9,883
Work-in-process                  773               846
Finished goods.                4,967             4,264
LIFO reserve. .                   (3)               (3)
                 --------------------  ----------------
                 $            15,400   $        14,990
                 ====================  ================

6.    Intangible  Assets

Intangible assets, consisting of goodwill and other intangible assets, are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over a 40 year period. Other intangible assets consisting primarily of a covenant not to compete are being amortized over 5 years. Recoverability of carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
--------          --------------------------------------------------------
                  OPERATIONS  AND  FINANCIAL  CONDITION
                  -------------------------------------

RESULTS  OF  OPERATIONS

Three Months Ended September 26, 1997 Compared to Three Months Ended September 27, 1996

Net Sales. Net Sales decreased $2.8 million, or 5.8%, from $48.3 million in the second quarter of fiscal year 1997 to $45.5 million for the comparable period of fiscal year 1998. Excluding the sales from the Living Windows plant at Houston, Texas, which is being consolidated with the Bryan, Texas facility, net sales decreased 5.2% in the second quarter of the current fiscal year compared to the same quarter of the last fiscal year. During the second quarter of fiscal year 1998, weighted average single family housing starts in the Company's primary market were down 2.5% when compared to the second quarter of fiscal year 1997.

Considering the change in housing starts in their primary markets, the Fresno, California and the Gallatin, Tennessee operations reflected an additional decline in sales of $0.6 million, and $1.0 million, or 1.3% and 2.2% of consolidated net sales, respectively. The Fresno operations decline in sales is primarily due to management's decision to de-emphasize sales until the operational issues at the plant were corrected. The Gallatin operations decline in sales is primarily due to poor performances by two major metropolitan distributors in Gallatin's primary markets. Management believes the operational issues at the Fresno operations have been corrected and have returned the focus to increasing sales by hiring additional sales personnel. In regard to Gallatin, management is working to improve the performance of the poor performing distributors and seeking additional distribution opportunities.

In comparing the aluminum and vinyl segments for the second quarter of fiscal year 1997 to the second quarter of fiscal year 1998, aluminum window sales were down $3.2 million, or 9.0%. The decrease in aluminum window sales is primarily due to reduced housing starts and customer conversion to vinyl windows. Vinyl window sales were up $0.1 million, or 1.5% during the second quarter of fiscal year 1998 compared to the same quarter of the previous year.

Cost of Products Sold. Cost of products sold decreased $2.6 million, or 7.0%, from $36.8 million for the second quarter of fiscal year 1997 to $34.2 million for the comparable period of fiscal year 1998. Expressed as a percentage of net sales, cost of products sold decreased from 76.1% for the second quarter of fiscal year 1997 to 75.1% for the comparable period of fiscal year 1998. This improvement was primarily due to (i) a reduction in material and labor costs associated with automated glass cutting and insulated glass manufacturing and (ii) a decrease in other direct manufacturing costs at the Company's Fresno, California and Houston, Texas operations.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased from $8.1 million in the second quarter of fiscal year 1997 to $8.2 million for the comparable period of fiscal year 1998. This slight net increase is due primarily to increases in bad debt expense, salaries, and wages. These increases are partially offset by a significant decrease in the management bonus. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 16.7% in the second quarter of fiscal year 1997 to 18.0% for the comparable period of fiscal year 1998. This increase primarily reflects the fixed nature of these expenses compared to lower net sales.

Interest Expense, Net. Interest expense increased $0.6 million from $1.4 million in the second quarter of fiscal year 1997 to $2.0 million for the comparable period of fiscal year 1998. This increase is due to higher average debt levels during the second quarter of fiscal year 1998 when compared to the second quarter of fiscal year 1997.

Income Tax Expense. The Company's effective income tax rate (state and federal combined) was 63.1% for the second quarter of fiscal year 1998 as compared to an effective income tax rate (state and federal combined) of 49.4% for the comparable period of fiscal year 1997. This increase in the effective income tax rate is primarily due to an increase in non-deductible expenses (primarily amortization of goodwill which increased significantly as a result of the purchase transaction on May 9, 1997) as a percentage of taxable income.

Six Months Ended September 26, 1997 Compared to Six Months Ended September 27, 1996

For Purpose of the comparison of the six months ended September 26, 1997 to the same period in fiscal 1997, the financial statements for the six weeks ended May 9, 1997 (Predecessor) and the 20 weeks ended September 26, 1997
(Company, successor period) have been combined. Significant fluctuations resulting from the application of the push-down of purchase accounting have been separately identified.

Net Sales. For the first six months of fiscal year 1998, net sales of $89.3 million were $8.4 million, or 8.6% lower than the first six months of fiscal year 1997. Excluding the sales from the Living Windows Plant at Houston, Texas, net sales decreased 5.8% in the first six months of the current fiscal year compared to the same period of the last fiscal year. During the first six months of fiscal year 1998, weighted average single family housing starts in the Company's primary market were down 4.1% when compared to the same period of the previous year.

Comparing the aluminum and vinyl market segments for the first half of fiscal year 1998, aluminum window sales of $61.5 million were $10.2 million, or 14.2% lower than the comparable period of fiscal year 1997. Vinyl window sales reflected an increase of $1.4 million, or 8.9% for the first half of fiscal year 1998 over the same period of fiscal year 1997. The decrease in aluminum window sales is primarily due to the Living Window operations, reduced housing starts and customer conversion to vinyl windows. The vinyl window sales growth is primarily due to increased market penetration in California, Georgia, Missouri, and Kansas, as well as aluminum customers conversion to vinyl windows.

Cost of Products Sold. For the first six months of fiscal year 1998, cost of products sold of $67.3 million were $7.0 million, or 9.4% lower than the first six months of fiscal year 1997. Expressed as a percentage of net sales, cost of products sold decreased from 76.1% for the first six months of fiscal year 1997 to 75.4% for the first six month of fiscal year 1998. This improvement was primarily due to (i) a reduction in material and labor costs associated with automated glass cutting and insulated glass manufacturing and (ii) a decrease in other direct manufacturing costs at the Company's Fresno, California and Houston, Texas operations. These improvements were partially offset by the flow through in the statement of operations of a purchase accounting adjustment of $0.7 million of inventory step-up and George Group consulting fees and expenses of $0.1 million during the first six months of fiscal year 1998.

Selling, General and Administrative Expenses. In the first half of fiscal year 1998, selling, general and administrative expenses increased from $16.1 million to $16.4 million, an increase of $0.3 million, or 2.3% over the first half of fiscal year 1997. This small increase is due primarily to an increase in bad debt expense, salaries, and wages. These increases are partially offset by a decrease in the management bonus. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 16.5% for the first six months of fiscal year 1997 to 18.4% for the comparable period of fiscal year 1998. This increase primarily reflects the fixed nature of these expenses compared to lower net sales.

Interest Expense, Net. In the first half of fiscal year 1998, interest expense increased $0.8 million to $3.7 million, an increase of 29.0% over the first half of fiscal year 1997. This increase is due to higher average debt levels during the first half of fiscal year 1998 when compared to the first half of fiscal year 1997.

Other Expense. In the first half of fiscal year 1998, other expense increased $3.1 million to $3.4 million, an increase of 1083.7% over the first half of fiscal year 1997. This increase is primarily due to $3.4 million of compensation expense in connection with the purchase transaction on May 9, 1997.

Income Tax Expense. The Company's effective income tax rate (state and federal combined) was 34.4% for the six week period ended May 9, 1997 and 64.9% for the twenty week period ended September 26, 1997 as compared to an effective income tax rate (state and federal combined) of 44.4% for the six months ended September 27, 1996. The increase in the effective income tax rate for the twenty week period ended September 26, 1997 is primarily due to the increase in amortization of goodwill (which increased significantly as a result of the purchase transaction on May 9, 1997) which is not deductible for tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's primary sources of liquidity are cash flows from operations and borrowings under a credit agreement dated as of May 9, 1997 (the "Senior Credit Facility") among the Company, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. The Senior Credit Facility provides the Company with a $25.0 million revolving credit loan facility, subject to availability under the borrowing base. As of November 5, 1997 no borrowings had been made on the Senior Credit Facility.

Interest payments on the 10 7/8% Senior Subordinated Notes (the "Notes") represent significant obligations of the Company. On November 3, 1997 the first semiannual interest payment was made in the amount of $3.6 million. After making the payment, the Company had remaining cash in excess of $7.0 million. At the end of the second quarter of fiscal year 1998, the cash balance was $10.7 million.

In addition to its debt service obligations, the Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the first half of fiscal year 1998, the Company had capital expenditures of $1.5 million relating primarily to manufacturing automation. The Company's working capital needs are seasonal, and historically have peaked during the second and third quarters.

The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the $25.0 million Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the notes and any amounts outstanding under
the  Senior  Credit  Facility).    However,  certain  capital  expenditures
requirements may change, particularly if the Company should complete any acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.


FORWARD  LOOKING  STATEMENTS

This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All these forward looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs;
(iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete; and (v) changes in the number of housing starts in these markets. Many of such factors will be beyond the control of the Company and its management.

PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

       On October 21, 1997, Reliant Building Products, Inc. filed a Form 8-K. The Form 8-K filing was for item 4, Changes in Registrant's Certifying Accountant. On October 17, 1997, the Company changed independent accountants from Ernst & Young, LLP to KPMG Peat Marwick LLP.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Reliant Building Products, Inc.
                                 (Registrant)


Date:    November  7,  1997                    By: /s/ Virgil  Lowe
                                                -------------------
                                                Virgil  Lowe,
                                                Vice  President  and  Chief
                                                Financial  Officer
                                                (Principal  Financial  and
                                                 Accounting  Officer)