Form 10-Q
period 1997-12-26
RELIANT BUILDING PRODUCTS INC
filed 1998-02-06
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 26, 1997 or
 ( )  Transition  report  pursuant  to Section 13 or 15(d) of the
      Securities  Exchange  Act  of  1934


                       Commission file number 333-30699

                        RELIANT BUILDING PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                     75-1364873
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)




                     3030 LBJ Freeway, Suite 300, Dallas, Texas     75234
                    (Address  of  principal  executive offices)    (Zip Code)

                                (972) 919-1000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period as the registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes    X  No
                                                   ----     ----

Number  of  shares  Common  Stock  outstanding  as  of February 4, 1998: 1,000

               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        QUARTER ENDED DECEMBER 26, 1997
                                     INDEX


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
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMPANY       PREDECESSOR
                                              -------------   ------------
                                               DECEMBER 26,     MARCH 28,
                                                   1997           1997
                                              -------------   ------------
ASSETS                                         (Unaudited)
  Cash . . . . . . . . . . . . . . . . . . .  $       8,881   $        182
  Accounts and notes receivable. . . . . . .         18,785         17,732
  Inventories. . . . . . . . . . . . . . . .         14,672         14,990
  Deferred tax assets. . . . . . . . . . . .          1,434          1,434
  Prepaid expenses and other current assets.          1,168          1,008
                                              -------------   ------------
Total current assets . . . . . . . . . . . .         44,940         35,346

Property, plant, and equipment, net. . . . .         28,881         24,052
Intangible assets, net . . . . . . . . . . .         42,226          9,943
Other assets . . . . . . . . . . . . . . . .          3,851          3,736
                                              -------------   ------------
Total assets . . . . . . . . . . . . . . . .  $     119,898   $     73,077
                                              =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable . . . . . . . . . . . . .  $       7,002   $      7,503
  Accrued expenses . . . . . . . . . . . . .          8,358          6,703
  Current portion of long-term debt. . . . .              2          3,839
                                              -------------   ------------
Total current liabilities. . . . . . . . . .         15,362         18,045

Long-term debt . . . . . . . . . . . . . . .              -         34,108
Deferred income taxes. . . . . . . . . . . .          5,183          3,906
Other liabilities. . . . . . . . . . . . . .          1,980            334
Subordinated debt. . . . . . . . . . . . . .         70,000          5,380
Redeemable securities. . . . . . . . . . . .              -          7,391
                                              -------------   ------------
Total liabilities. . . . . . . . . . . . . .         92,525         69,164

Shareholders' equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000. .              1              1
  Additional paid-in capital . . . . . . . .         27,392          6,670
  Retained earnings (accumulated deficit). .            (20)        (2,758)
                                              -------------   ------------
Total shareholders' equity . . . . . . . . .         27,373          3,913
                                              -------------   ------------
Total liabilities and shareholders' equity .  $     119,898   $     73,077
                                              =============   ============


                            See accompanying notes.


               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)












                                        THREE MONTHS ENDED
                                     ----------  -------------
                                      COMPANY     PREDECESSOR
                                     ----------  -------------
                                       DEC. 26,      DEC. 27,
                                        1997          1996
                                      ---------  -------------
Net sales. . . . . . . . . . . . . .  $  42,684   $     41,418
Cost of products sold. . . . . . . .     32,566         31,057
                                      ---------  -------------
Gross profit . . . . . . . . . . . .     10,118         10,361
Selling, general and administrative.      8,343          8,334
                                      ---------  -------------
Income from operations . . . . . . .      1,775          2,027
Interest expense, net. . . . . . . .      2,014          1,094
Other expenses . . . . . . . . . . .         24            294
                                      ---------  -------------
Income (loss) before income taxes. .       (263)           639
Income tax expense . . . . . . . . .         16            307
                                      ---------  -------------
Net income (loss). . . . . . . . . .  $    (279)  $        332
                                      =========  =============



                            See accompanying notes.



               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)



                                             COMPANY          PREDECESSOR
                                          -------------  --------   ---------
                                          THIRTY-THREE      SIX       NINE
                                              WEEKS        WEEKS     MONTHS
                                              ENDED        ENDED      ENDED
                                          -------------  --------   ---------
                                            DEC. 26,      MAY 9,    DEC. 27,
                                              1997         1997      1996
                                          -------------  --------   ---------
Net sales. . . . . . . . . . . . . . . .  $     111,878  $ 20,095   $ 139,107
Cost of products sold. . . . . . . . . .         84,923    14,852     105,412
                                          -------------  --------   ---------
Gross profit . . . . . . . . . . . . . .         26,955     5,243      33,695
Selling, general and administrative. . .         21,156     3,765      24,412
                                          -------------  --------   ---------
Income from operations . . . . . . . . .          5,799     1,478       9,283
Interest expense, net. . . . . . . . . .          5,168       587       3,993
Other expenses . . . . . . . . . . . . .             24     3,350         577
                                          -------------  --------   ---------
Income (loss) before income taxes &
  extraordinary items. . . . . . . . . .            607    (2,459)      4,713
Income tax expense (benefit) . . . . . .            581      (846)      2,117
                                          -------------  --------   ---------
Income (loss) before extraordinary loss.             26    (1,613)      2,596
Extraordinary loss, net of tax benefit .              -       715           -
                                          -------------  --------   ---------
Net income (loss). . . . . . . . . . . .  $          26   ($2,328)  $   2,596
                                          =============  ========   =========




                            See accompanying notes.

               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                COMPANY            PREDECESSOR
                                                             -------------   -------------------------
                                                              THIRTY-THREE    SIX WEEKS    NINE MONTHS
                                                              WEEKS ENDED       ENDED         ENDED
                                                             -------------   -----------  ------------
                                                                DEC. 26,       MAY 9,       DEC. 27,
                                                                  1997          1997          1996
                                                             -------------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $          26      ($2,328)  $      2,596
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and amortization. . . . . . . . . . . . .          4,855          535          3,851
     Provision for doubtful accounts. . . . . . . . . . . .            249          130             86
     Provision for deferred income taxes. . . . . . . . . .           (411)        (118)           454
     Non-cash interest expense. . . . . . . . . . . . . . .            489           63            524
     Gain on sale of assets . . . . . . . . . . . . . . . .             (1)           -            (30)
     Extraordinary loss from early debt retirement. . . . .              -          715              -
     Minority interest. . . . . . . . . . . . . . . . . . .              -         (190)           166
     Other. . . . . . . . . . . . . . . . . . . . . . . . .           (281)         (39)            43
     Compensation expense related to incentive stock units.              -        3,181              -
     Changes in operating assets and liabilities:
       Accounts and notes receivable. . . . . . . . . . . .              4       (1,436)           844
       Inventories. . . . . . . . . . . . . . . . . . . . .          1,147         (829)          (421)
       Prepaids & other current assets. . . . . . . . . . .            162       (1,540)          (551)
       Accounts payable . . . . . . . . . . . . . . . . . .         (4,027)       1,506         (2,832)
       Accrued expenses . . . . . . . . . . . . . . . . . .         (1,035)       2,800           (525)
       Other. . . . . . . . . . . . . . . . . . . . . . . .          2,394           (2)           (19)
                                                             --------------  -----------  -------------
Net cash provided by operating activities . . . . . . . . .          3,571        2,448          4,186

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment . . . . . . .         (2,857)        (198)        (2,699)
   Proceeds from sale of property, plant and equipment. . .             61           43            211
                                                             --------------  -----------  -------------
Net cash used in investing activities . . . . . . . . . . .         (2,796)        (155)        (2,488)

FINANCING ACTIVITIES:
   Proceeds from revolver borrowings. . . . . . . . . . . .              -       20,202        152,190
   Repayments of revolver borrowings. . . . . . . . . . . .        (38,668)     (18,071)      (155,970)
   Proceeds from subordinated debt offering . . . . . . . .         70,000            -              -
   Proceeds from other long-term debt . . . . . . . . . . .              -            -          2,600
   Repayments of borrowings . . . . . . . . . . . . . . . .         (6,889)        (148)          (600)
   Debt issue costs . . . . . . . . . . . . . . . . . . . .         (3,658)           -              -
   Proceeds from sale of preferred stock by parent. . . . .              -            -          5,969
   Redemption of preferred stock. . . . . . . . . . . . . .         (6,187)           -         (5,386)
   Dividends paid to Holdings . . . . . . . . . . . . . . .        (10,950)           -           (168)
                                                             --------------  -----------  -------------
Net cash provided by (used in) financing activities . . . .          3,648        1,983         (1,365)
                                                             --------------  -----------  -------------
Increase in cash. . . . . . . . . . . . . . . . . . . . . .          4,423        4,276            333
Cash and cash equivalents at beginning of period. . . . . .          4,458          182            133
                                                             --------------  -----------  -------------
Cash and cash equivalents at end of period. . . . . . . . .  $       8,881   $    4,458   $        466
                                                             ==============  ===========  =============


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

3.    Stock  Purchase

On May 9, 1997, Wingate Partners, L.P. and certain selling stockholders sold the common stock of RBPI Holding Corporation ("Holdings") to Reliant Partners. The selling stockholders received $30.1 million in cash and $9.8 million of seller notes. In addition, the $6.0 million of outstanding preferred stock was redeemed. In connection with the Transaction, the Company recognized $3.5 million of compensation expense which is reflected in other expense in the statement of operations for the six weeks ended May 9, 1997. In connection with the Transaction and with the proceeds from the Senior Subordinated notes sold in conjunction therewith (the "Initial Offering"), $44.3 million of existing long-term debt was repaid. The Company also recognized an extraordinary charge of $715,000 which is net of a tax benefit of approximately $423,000 relating to the extinguishment of this debt.

4.    Pro-forma  Effects  of  the  Transaction  and  Initial  Offering

The following represents pro-forma information of the Company, for the periods indicated. The unaudited pro-forma financial information gives effect to the Transaction, the Initial Offering, the application of the net proceeds therefrom, and the closure of the Company's Houston manufacturing facility as if they had occurred on March 30, 1996:


                                                            (IN THOUSANDS)
                                                              PRO-FORMA
                                    ----------------------------------------------------------------
                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                    ------------------------------   -------------------------------
                                     DEC. 26, 1997   DEC. 27, 1996    DEC. 26, 1997   DEC. 27, 1996
                                    ---------------  --------------  ---------------  --------------
Net sales. . . . . . . . . . . . .  $       41,306   $       38,328  $      125,704   $      127,286
Income (loss) before income taxes.            (211)             473          (1,770)           4,749
Net income (loss). . . . . . . . .            (246)             266          (1,536)           2,674

OTHER DATA:
Pro forma EBITDA (a) . . . . . . .           3,427            3,669          12,237           14,302


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

EBITDA as defined includes, in the nine month period ended December 27, 1997, a $0.7 million flow-through charge relating to the step-up of inventory value resulting from the purchase transaction on May 9, 1997. Also included are $0.5 million and $0.6 million of consulting fees in the three and nine months ended December 26, 1997, respectively.

5.    Inventories

Inventories  are valued at the lower of cost or market.  Cost is determined on
the  LIFO  method.    Inventories  consisted  of  the  following:


                             (IN THOUSANDS)
                       COMPANY          PREDECESSOR
                 -------------------  ----------------
                  DECEMBER 26, 1997    MARCH 28, 1997
                 -------------------  ----------------
Raw Materials .  $            9,891   $         9,883
Work-in-process                 475               846
Finished goods.               4,309             4,264
LIFO reserve. .                  (3)               (3)
                 -------------------  ----------------
                 $           14,672   $        14,990
                 ===================  ================

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

7.    Subsequent  Events

On December 22, 1997 the Company announced an agreement to purchase all of the capital stock of Care-Free Window Group (the "Acquisition" or "Care-Free"), a privately held vinyl window company, for $125.9 million including fees and other expenses and excluding liabilities assumed. The company will finance the Acquisition through $5.0 million of additional equity from it's investor group, $9.0 million in cash, and $111.9 million of a $145.0 million new bank facility provided by The Chase Manhattan Bank, CIBC Oppenheimer and certain other participating banks. The new bank facilities are comprised of a $40.0 million, six-year senior secured credit facility, a $40.0 million, six-year senior secured term loan, and a $65.0 million, six -year secured term loan. The new $40.0 senior secured credit facility replaces the Company's $25.0 million credit facility. The transaction closed on January 28, 1998.

Care-Free, headquartered in East Lansing , Michigan, is an established name in the vinyl window industry, supplying the new construction, manufactured housing, and repair and remodel segments of the market. It operates five manufacturing plants located in Charlotte, Michigan; Bothell, Washington; Asheville, North Carolina; South Hackensack, New Jersey; and Walnut, California. Care-Free markets its products under the Care-Free, Klimatite, Alpine and Ultra brands.

The acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder allocated to goodwill. Based on preliminary estimates which will be finalized at a later date, the excess of purchase price over the fair value of the net assets acquired ("goodwill") was approximately $70 million, which will be amortized over 40 years. The results of operations for the acquired business will be included in the Company's consolidated financial statements beginning January 28, 1998.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  RESULTS OF OPERATIONS AND
--------  --------------------------------------------------------------------
          FINANCIAL CONDITION
          -------------------

RESULTS  OF  OPERATIONS

Three Months Ended December 26, 1997 Compared to Three Months Ended December 27, 1996

Net Sales. Net sales increased $1.3 million, or 3.1%, from $41.4 million in the third quarter of fiscal year 1997 to $42.7 million for the comparable period of fiscal year 1998. Excluding the sales from the Living Windows plant at Houston, Texas, which was consolidated with the Bryan, Texas facility in November, net sales increased $2.6 million or 6.6% in the third quarter of the current fiscal year compared to the same quarter of the last fiscal year. During the third quarter of fiscal year 1998, weighted average single family housing starts in the Company's primary market increased 3.7% compared to the third quarter of fiscal year 1997.

In comparing the aluminum and vinyl segments for the third quarter of fiscal year 1998 to the third quarter of fiscal year 1997, aluminum window sales were flat. This was primarily due to an increase in housing starts being offset by the Living Window operations and customer conversion to vinyl windows. Vinyl window sales were up $0.4 million, or 5.7% during the third quarter of fiscal year 1998 compared to the same quarter of the previous year. The increase in vinyl window sales is primarily due to increased housing starts and customer conversion from aluminum to vinyl windows. Extrusion sales to third parties increased $1.2 million or 114.3% in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997.

Cost of Products Sold. Cost of products sold increased $1.5 million, or 4.9%, from $31.1 million for the third quarter of fiscal year 1997 to $32.6 million for the comparable period of fiscal year 1998. Expressed as a percentage of net sales, cost of products sold increased from 75.0% for the third quarter of fiscal year 1997 to 76.3% for the comparable period of fiscal year 1998. This increase was primarily due to increased manufacturing costs incurred related to the move of the Living Windows product line to the Bryan facility and first-time retail window orders which were offered at a discount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million in the third quarter of fiscal year 1997 and fiscal year 1998. Expressed as a percentage of net sales, selling, general and administrative expenses decreased from 20.1% in the third quarter of fiscal year 1997 to 19.5% for the comparable period of fiscal year 1998. This decrease primarily reflects the fixed nature of these expenses compared to higher net sales and the elimination of fixed expenses associated with the Living Windows facility in Houston.

Interest Expense, Net. Interest expense increased $0.9 million from $1.1 million in the third quarter of fiscal year 1997 to $2.0 million for the comparable period of fiscal year 1998. This increase is due to higher average debt levels during the third quarter of fiscal year 1998 when compared to the third quarter of fiscal year 1997.

Income  Tax  Expense.    The  Company's  effective  income tax rate (state and
federal combined) was 6.1% for the third quarter of fiscal year 1998 as compared to an effective income tax rate (state and federal combined) of 48.0% for the comparable period of fiscal year 1997. The tax expense for the third quarter ended December 26, 1997 is a result of non-deductible expenses (primarily amortization of goodwill which increased significantly as a result of the purchase transaction on May 9, 1997) being added to the pre-tax loss of $263 thousand.

Nine Months Ended December 26, 1997 Compared to Nine Months Ended December 27, 1996

For purpose of the comparison of the nine months ended December 26, 1997 to the same period in fiscal 1997, the financial statements for the six weeks ended May 9, 1997 (Predecessor) and the 33 weeks ended December 26, 1997
(Company, successor period) have been combined. Significant fluctuations resulting from the application of the push-down of purchase accounting have been separately identified.

Net Sales. For the first nine months of fiscal year 1998, net sales of $132.0 million were $7.1 million, or 5.1% lower than the first nine months of fiscal year 1997. Excluding the sales from the Living Windows Plant at Houston, Texas, net sales decreased 2.0% in the first nine months of the current fiscal year compared to the same period of the last fiscal year. During the first nine months of fiscal year 1998, weighted average single family housing starts in the Company's primary market were flat when compared to the same period of the previous year.

Comparing the aluminum and vinyl market segments for the first nine months of fiscal year 1998, aluminum window sales of $90.9 million were $10.4 million, or 10.3% lower than the comparable period of fiscal year 1997. Excluding Living Windows Sales, the decrease in aluminum window sales for the first nine months of fiscal year 1998 is $5.8 million, or 6.5% when compared to the comparable period of fiscal year 1997. The decrease in aluminum window sales is primarily due to the Living Window operations, below market sales performance at the Fresno, California and Gallatin, Tennessee operations, as well as customer conversion to vinyl windows. Vinyl window sales reflected an increase of $1.8 million, or 7.9% for the first nine months of fiscal year 1998 over the same period of fiscal year 1997. The vinyl window sales growth is primarily due to increased market penetration in California, Georgia, Missouri, and Kansas, and aluminum customers conversion to vinyl windows.

Cost of Products Sold. For the first nine months of fiscal year 1998, cost of products sold of $99.8 million were $5.6 million, or 5.3% lower than the first nine months of fiscal year 1997. Expressed as a percentage of net sales, cost of products sold decreased from 75.8% for the first nine months of fiscal year 1997 to 75.6% for the first nine months of fiscal year 1998. This decrease was primarily due to a reduction in material and labor costs associated with automated glass cutting and insulated glass manufacturing offset by the flow through in the statement of operations of a purchase accounting adjustment of $0.7 million of inventory step-up, and manufacturing costs incurred related to the move of the Living Windows product line to the Bryan facility.

Selling, General and Administrative Expenses. In the first nine months of fiscal year 1998, selling, general and administrative expenses increased from $24.4 million for the first nine months of fiscal year 1997 to $24.9 million, an increase of $0.5 million, or 2.1%. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 17.5% for the first nine months of fiscal year 1997 to 18.9% for the comparable period of fiscal year 1998. This increase primarily reflects the fixed nature of these expenses compared to lower net sales.

Interest Expense, Net. In the first nine months of fiscal year 1998, interest expense increased $1.8 million to $5.8 million, an increase of 44.1% over the comparable period of fiscal year 1997. This increase is due to higher average debt levels during the first nine months of fiscal year 1998 when compared to the comparable period of fiscal year 1997.

Other Expense. In the first nine months of fiscal year 1998, other expense increased $2.8 million to $3.4 million over the comparable period of fiscal year 1997. This increase is primarily due to $3.5 million of compensation expense in connection with the purchase transaction on May 9, 1997.

Income Tax Expense. The Company's effective income tax rate (state and federal combined) was 34.4% for the six week period ended May 9, 1997 and 95.7% for the thirty-three week period ended December 26, 1997 as compared to an effective income tax rate (state and federal combined) of 44.9% for the nine months ended December 27, 1996. The increase in the effective income tax rate for the thirty-three week period ended December 26, 1997 is primarily due to non-deductible expenses (primarily amortization of goodwill which increased significantly as a result of the purchase transaction on May 9, 1997).

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities for the first three quarters of fiscal year 1998 was $6.0 million compared to $4.2 million for the nine month period of fiscal year 1997. This increase is primarily due to changes in operating assets and liabilities, including $2.4 million of cash received relating to an insurance deposit which was converted to a letter of credit.

Capital expenditures for the first nine months of the 1998 fiscal year were $3.0 million compared to $2.5 million for the comparable period of fiscal year 1997. Capital expenditures are typically funded by cash flow from operations.

Cash flows provided by financing activities in the first nine months of fiscal year 1998 were $5.6 million compared to cash used by financing activities of $1.4 million in the comparable period of fiscal year 1997. A $70.0 million note was the principal source of cash in the fiscal 1998 period. These funds were used to repay the revolver, retire debt, pay dividends, and redeem preferred stock and common stock warrants. The Company's primary sources of liquidity are cash flows from operations and borrowings under a credit agreement dated as of January 28, 1998 (the "Senior Credit Facility") among the Company, certain other participating banks, and The Chase Manhattan Bank, as administrative agent. The credit agreement consists of term loans of $105 million and a revolving line of credit (the "Revolver") of $40 million. The Revolver is subject to availability under the borrowing base. The amount currently available under the borrowing base, equal to 85% of eligible receivables and 50% of eligible inventory, is approximately $18.5 million. As of February 3, 1998, $6.9 million was borrowed on the Revolver to help finance the January 28, 1998 acquisition of Care-Free Windows. Interest on borrowings under the Revolver is payable at 2.25% over the eurodollar rate, currently
7.9%.    The  Revolver  agreement  expires  on  December  31,  2003.

The term loan portion of the new credit agreement is comprised of a $40 million, six-year senior secured term loan (the "Term Loan A") with interest payable at 2.25% over the eurodollar rate and a $65 million, six and one quarter-year senior secured term loan (the "Term Loan B") with interest payable at 2.5% over the eurodollar rate. Term Loan A matures in 20 consecutive quarterly installments commencing on June 30, 1999. The first three quarterly installments are $667 thousand, the next four scheduled installments are $2.0 million, followed by the remaining installments at $2.5 million per quarter. Term Loan B matures in 24 consecutive quarterly installments beginning on June 30, 1998. The first three scheduled quarterly installments are $250 thousand, followed by 20 quarterly installments of $187.5 thousand, with a remaining balance of $60.5 million payable on March 31, 2004.

Interest payments on the 10 7/8% Senior Subordinated Notes (the "Notes") represent significant obligations of the Company. On November 3, 1997 the first semiannual interest payment was made in the amount of $3.6 million. After making the payment, the Company had remaining cash in excess of $7.0 million. At the end of the third quarter of fiscal year 1998, the cash balance was $8.9 million.

The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the $40.0 million Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and any amounts outstanding under the Senior Credit Facility). The ability of the Company to satisfy its capital requirements will be dependent upon future capital expenditure requirements, and the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.


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

PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits

Exhibit 2.1 Stock Purchase Agreement dated December 17, 1997 between Reliant Building Products, Inc. as "Buyer" and the stockholders, warrant holders, and option holders of CFA Holding Company as "Sellers".

Exhibit 10.1 Credit Agreement dated January 28, 1998 between RBPI Holding Corporation and Reliant Building Products, Inc. as "Borrower", Canadian Imperial Bank of Commerce as "Documentation Agent", and The Chase Manhattan Bank as "Administrative Agent".

Exhibit 10.2 Guarantee and Collateral Agreement between RBPI Holding Corporation and Reliant Building Products, Inc. as "Borrower" and the Chase Manhattan Bank as "Administrative Agent".

(b)    Reports  on  Form  8-K

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

                        Reliant Building Products, Inc.
                                 (Registrant)


Date:    February  4,  1998                By: /s/ Virgil  Lowe
                                               ----------------
                                               Virgil  Lowe,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                               Accounting  Officer)