Form 10-K405
period 1998-04-03
RELIANT BUILDING PRODUCTS INC
filed 1998-07-02
CIK 1041830

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-K

(Mark one)

[X]      Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended April 3, 1998.
                                       or

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________________ to _____.

                        Commission File Number 333-30699
                           __________________________

                        RELIANT BUILDING PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)
                          ____________________________


         DELAWARE                                        75-1364873
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                          3010 LBJ FREEWAY, SUITE 400
                              DALLAS, TEXAS  75234
               (Address of executive offices, including zip code)
                                 (972) 919-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) and (g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all copies required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant - NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 30, 1998, the registrant had 1,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

         Reliant Building Products, Inc. (the "Company") is one of the nation's largest manufacturers of aluminum and vinyl, or non-wood, framed windows. The Company's products are marketed under well recognized brand names, including ALENCO, CARE-FREE and GAPCO, across all major price points. While the Company has sales throughout the United States, the Company's windows and doors have historically been manufactured and marketed primarily in the West, Southwest, and Southeast regions of the country. More recently, as a result of the January 28, 1998 acquisition of all of the capital stock of Care-Free Window Group ("Care-Free"), a privately held vinyl window company, the Company has developed a significant national marketing and manufacturing presence.

         Sales in the Company's historical "Primary Market," consisting of fifteen states including Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Tennessee, Texas and Virginia, represented 72% of the Company's $195 million net sales for the fifty-three week period ended April 3, 1998 (the "1998 Period"). With the Care-Free acquisition, the Company's "Primary Market" will include all the continental 48 states except Delaware, Maine, Montana, New Hampshire, North Dakota, South Dakota, Vermont and Wyoming.

         Historically, the Company has emphasized the sale of aluminum windows, which are the products of choice in the Company's Primary Market. The preference for aluminum windows in the Company's Primary Market is attributable to aluminum's lower cost, greater durability, ease of installation and lower maintenance requirements, as well as the reduced need for thermal efficiency in homes in moderate southern climates. Over the past four years, however, the Company has increased its focus on the sale of vinyl windows, which the Company believes is the fastest growing component of the window industry. The acquisition of Care-Free establishes a major national presence in the vinyl window business to complement the Company's historical strength in the aluminum window market.

         The Company supplements its window business through the manufacture of related products such as processed glass, custom aluminum extrusion and window components for the Company's internal needs as well as for sale to third parties. The Company believes that its vertically integrated operations provide it with an enhanced ability to serve its customers, significant manufacturing flexibility, a reliable supply of low-cost components and a reduction in working capital requirements. The Company also operates an aluminum scrap recasting facility on a joint venture basis, providing approximately one-third of the Company's aluminum billet requirements.

         The Company manufactures and distributes a broad line of aluminum and vinyl window products at eight manufacturing facilities in California, Georgia, Michigan, New Jersey, North Carolina, Tennessee, Texas and Washington, as well as at distribution facilities in Louisiana, Arizona, and California. Window products include insulated and thermal break windows, storm windows, single and double-hung windows and casements. Door products include hinge doors, storm doors and patio doors. All of these products are marketed primarily for use in new construction, manufactured housing, repair and remodeling and to a lesser degree the do-it-yourself market.

         The Company's extensive distribution network includes over 700 distributors nationwide. The Company believes it has established relationships with many of the strongest distributors in its markets as a result of its broad product offerings across all major price points, well recognized brand names, reputation for high quality products and commitment to providing the highest levels of service in the industry. These factors have resulted in a loyal distributor base characterized by low turnover. No single distributor accounted for more than 10% of the Company's total net sales during the 1998 Period. The Company also owns and operates three distribution facilities, which contributed approximately 3.1% of the Company's net sales in the 1998 Period.

         The Company markets its products through a sales force consisting of approximately 78 commissioned factory sales representatives who provide distributors with ongoing technical, marketing and sales support. These sales representatives have an average of approximately ten years of experience with the Company and generally have long-standing relationships with customers, which the Company believes contribute to customer loyalty. These sales representatives are primarily market segment focused and report to four market segment vice presidents who report to the Senior Vice President of Sales and Marketing.

INDUSTRY OVERVIEW

         The United States window industry consists of two markets, residential and commercial. The residential window market consist of new construction, manufactured housing, repair and remodel and do-it-yourself markets. The Company competes primarily in the residential new construction market, although the acquisition of Care-Free provides the Company with a balanced market presence in the new construction the repair and remodel and the manufactured housing markets. The residential window market is divided into three submarkets according to type of frame material: aluminum, vinyl and wood. The market share of aluminum, vinyl and wood windows in the new construction market varies by region. A homebuilder's or homeowner's choice of frame material is often based upon such considerations as cost, thermal efficiency, maintenance, aesthetic preferences and regional norms.

Aluminum

         In the Company's historical Primary Market, aluminum is the window material of choice and regional standard because of its low cost, durability and suitability to warm climates. Because aluminum is the least expensive window alternative, homebuilders generally prefer aluminum to control costs. The popularity of aluminum in Southern regions has been offset by declining market share in the Northern United States. Aluminum is not utilized as frequently in the Northern regions of the United States due to traditional architectural trends, lower aesthetic appeal and the superior insulating qualities of wood and vinyl windows.

Vinyl

         Vinyl windows are generally less expensive and slightly less thermally efficient than wood, more expensive and thermally efficient than aluminum, and compete with low-end wood products and high-end aluminum products. Historically, vinyl windows have not been as popular as aluminum windows in warmer climates because of their increased cost and because early vinyl windows suffered from ultra violet degradation, which caused the vinyl to become brittle and crack after prolonged exposure to the sun. Over the past five years, however, demand for vinyl windows has increased as manufacturers such as the Company improved the quality, the thermal efficiency, product appearance and offered vinyl windows at more competitive prices.

Wood

         Wood is the most thermally efficient window material; however, it is generally the most expensive and requires the greatest amount of maintenance. Wood windows are generally the most popular in the colder climates of the northern states. Although unit sales of "all wood" windows have declined, wood window manufacturers have stabilized their market share by offering aluminum-clad and vinyl-clad products. Due to concerns about the nation's timber resources and the maintenance issues surrounding all wood windows, it is anticipated that the trend towards aluminum-clad and vinyl-clad wood windows will continue.

         The Company primarily competes in the aluminum and vinyl, or non-wood, new construction submarket of the United States residential window market (the "Non-Wood Segment"). The Non-Wood Segment is highly fragmented and historically has consisted of a large number of relatively small, independent businesses serving discrete local markets and a small number of multi-regional operators. Relative to smaller competitors, larger multi-regional operations such as the Company benefit from several competitive advantages, including economies of scale in purchasing, manufacturing and distribution, the ability to attract and retain strong distributors and the ability to service major builders on a national basis.

STOCK PURCHASE AND ACQUISITION

         On May 9, 1997, Wingate Partners, L.P. and certain selling stockholders sold the common stock of RBPI Holding Corporation ("Holdings") to Reliant Partners L.P. ("Reliant Partners"), Reliant Partners II, L.P. ("Reliant Partners II"), and certain senior executives of the Company. The aggregate net consideration paid for the acquisition was $90.2 million consisting of $30.1 million in cash and $9.8 million of seller notes to the selling shareholders (total purchase price), repayment of certain existing indebtedness of the Company and the redemption of preferred stock of Holdings.

         On January 28, 1998, the Company purchased all of the capital stock of Care-Free (the "Acquisition"), a privately held vinyl window manufacturing company, for $120.9 million. The Company financed the Acquisition through $5.0 million of additional equity from its shareholder, $7.4 million in cash, and $111.9 million of a $145.0 million new bank credit facility.

COMPETITION

         The non-wood new construction and repair and remodel markets are highly fragmented and regionalized. Typical competitors are privately owned, regional companies with sales under $100 million. No one company holds a dominant position on a national basis. The Company's competitors include Caradon/Better Bilt, Atrium and Metal Industries in aluminum windows and Summit and Certainteed in vinyl windows, as well as numerous other smaller regional competitors in both types of window frame materials. Competition is generally regional and is based on customer service, price, product quality, brand name recognition, and breadth of product line. Other competitors may be less highly leveraged with greater capital resources and be in a stronger position to withstand down-turn in the market.

EMPLOYEES

         As of June 5, 1998, the Company employed approximately 3,050 full-time employees, of which approximately 102 were represented by a union at the Company's Bryan, Texas facilities and 103 were represented by a union at the South Hackensack, New Jersey facility. The contracts covering the Company's unionized employees at the Bryan, Texas and South Hackensack, New Jersey facilities expire in December 1998 and February 2000 respectively. The Company also hires approximately 500 seasonal employees during the peak season, which lasts from April to October. The Company believes its relationship with its employees is good.

INFLATION AND RAW MATERIALS

         The rate of inflation over recent years has been relatively low and has not had a significant effect on the Company's results. The Company purchases aluminum, vinyl, glass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. The Company has historically mitigated the effects of these fluctuations by passing through price increases to its customers after a period of 60 to 90 days.

SEASONALITY AND CYCLICALITY

         The Company's business is seasonal. The warmer months generally allow for a higher level of building, generating a higher level of sales for the Company. Consequently, the second and third quarters of the calendar year have traditionally represented the highest level of sales during the year. Demand for the Company's products is influenced by the level of new home construction activity and the demand for replacement products. Trends in the housing sector of the economy may directly affect the financial performance of the Company. Accordingly, the overall strength of the United States economy, interest rates, rate of job formation, consumer confidence and availability of consumer credit, as well as demographic factors such as the rate of household formation and population shifts have a direct bearing on the Company.

BACKLOG AND MATERIAL CUSTOMERS

         The Company has no material long-term contracts. Orders are generally filled within five to ten days of order receipt, with the exception of commercial orders, which have lead times of 90-150 days. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products. For the 1998 Period, no customer accounted for 10% or more of the Company's sales.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to extensive and changing environmental laws and regulations pertaining to the discharge of certain materials into the environment, the handling and disposal of wastes (including solid and hazardous wastes) or otherwise relating to health, safety and protection of the environment. As such, the nature of the Company's operations and previous operations by others at real property currently or formerly owned or operated by the Company expose the Company to the risk of claims under environmental, health and safety laws and regulations. Based on its experience to date, the Company does not expect such claims, or the costs of compliance with environmental, health and safety laws and regulations, to have a material impact on its capital expenditures, earnings or competitive position. The Company believes it is in compliance in all material respect with such environmental laws and regulations. Capital expenditures for environmental matters were not material for the 1998 Period and are not expected to be material for fiscal year 1999.

         The Company is associated with two Superfund sites that are being investigated or undergoing remediation pursuant to CERCLA. The Company is a Potentially Responsible Party ("PRP") at the Chemical Recycling, Inc. or "CRI" Superfund site in Wylie, Texas. The Company is a very small contributor at the CRI site, being assigned less than 1.275% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint sludges and waste xylene to the site for recycling. The site has soil and groundwater contamination, with the contaminants of concern being solvents such as vinyl chloride, acetone, dichloroethene, toluene, and xylene. Some areas of soil have metal contamination. Major removal actions have occurred; however, the final remediation action plan has not been prepared. According to the studies performed by the site's steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRPs at this site with approximately 85 that are members of the site's steering committee. Two main PRPs, Glidden and Sherwin Williams, account for 50% of all liability. The Company's costs to date associated with this site have been less than $50,000.

         The second site is the SAAD Trousdale Road landfill in Nashville, Tennessee. There is no documentation linking the Company to the site, and costs paid to the generator group to date have been $55,000. Because of the lack of documentation linking the Company to the site, it is not expected that the costs will increase materially in the future. Records indicate that, through agreements with the site's steering committee and EPA, the Company will not receive any orders from EPA or be allocated further costs for continuing work because the Company does not have a volume contribution assigned to it (because of the lack of records showing it used the site). There are 49 PRPs who have received orders from the EPA for remediation. Soil contaminants of concern at the site are benzene, ethyl benzene, tetrachloroethane, toluene, trichloroethane, and vinyl chloride. The facility was a waste oil disposal facility from the 1970s to the 1980s, resulting in impacted soil and groundwater. In 1995, the EPA determined that groundwater remediation would not be required but indicated that further soil remediation was necessary as well as a study of the potential impact to a nearby stream. Additional removal actions were completed in 1996; no further activities have occurred since then.

INTELLECTUAL PROPERTY

         The Company holds no licenses, patents or copyrights. However, ALENCO, KLIMA-TITE, WINDOWMAN and CARE-FREE are registered trademarks of the Company, and GAPCO, ALENCO, LIVING WINDOWS, ALPINE WINDOWS, ULTRA, and BUILDERS VIEW are trade names used in and associated with the Company's business.

ITEM 2.  PROPERTIES

         The Company's operations are principally conducted at twelve owned or leased facilities. The Company believes that its plants and equipment are modern and well-maintained and provide adequate production capacity to meet the expected demand for its products.

         Listed below are the principal manufacturing facilities operated by the Company:

Location                                   Principal Product                         Owned/Leased
--------                                   -----------------                         ------------
Bryan, Texas                               Residential Windows                       Owned/Leased(a)
Bryan, Texas                               Commercial Windows                        Owned
Dallas, Texas                              Residential Doors(b)                      Leased
Dallas, Texas                              Processed Glass                           Leased
Fresno, California                         Residential Windows                       Leased
Gallatin, Tennessee                        Residential Windows                       Owned
Asheville, North Carolina                  Residential Windows                       Owned
Peachtree City, Georgia                    Residential Windows(b)                    Owned
Peachtree City, Georgia                    Window Components                         Owned
South Hackensack, New Jersey               Residential Windows                       Leased
Charlotte, Michigan                        Residential Windows                       Owned
Bothell, Washington                        Residential Windows                       Leased

---------------

(a) A portion of the facility is owned and a portion of the facility is leased.

(b) As part of the Company's 1998 restructuring initiatives, the Company sold its residential door operations June 1998. Additionally, the Company provided reserves for the restructuring relating to the Peach Tree City, Georgia residential windows manufacturing facility as part of its Southeastern United States capacity evaluation. The Company plans to complete the restructuring by December 1998.

    In addition, the Company leases space in New Orleans, Louisiana, Walnut, California and Phoenix, Arizona for use as distribution facilities and maintains its corporate headquarters in a leased facility in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    There is no established public trading market for the Company's outstanding equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Supplementary Data contained herein. The statement of operations and balance sheet data for the forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997 and the four fiscal years ended March 28, 1997, are derived from the audited financial statements of the Company.


                                                               Predecessor(a)                                 Successor(a)
                                    ------------------------------------------------------------------------  -------------
                                                      Fiscal Year Ended(b) or Period Ended
                                    ------------------------------------------------------------------------
                                                                                                  Six Weeks    Forty-Seven
                                     April 1,      March 31,       March 29,         March 28,      Ended      Weeks Ended
                                      1994           1995            1996              1997      May 9, 1997  April 3, 1998
                                    --------       --------        ---------         --------    -----------  -------------
                                             (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
 Net Sales                          $123,166       $137,184         $173,271         $174,401      $ 20,095     $ 174,769
 Cost of products sold                96,964        106,760          133,337          131,474        14,852     $ 134,783
                                    --------       --------         --------         --------      --------     ---------
    Gross Profit                    $ 26,202       $ 30,424         $ 39,934         $ 42,927      $  5,243     $  39,986
 Selling, general and
   administrative                   $ 20,723       $ 23,620         $ 31,498         $ 32,724      $  3,765     $  35,308(e)
 Restructuring charges                    --             --               --               --            --     $   1,044
                                    --------       --------         --------         --------      --------     ---------

 Income from Operations             $  5,479       $  6,804         $  8,436         $ 10,203      $  1,478     $   3,634
 Interest expense, net              $  4,282       $  4,843         $  6,125         $  5,381      $    587     $   9,164
 Other expenses                     $    150       $    359         $    753         $    577      $  3,350     $     --
 Income tax expense
  (benefit)                         $    612       $    833         $    753         $  1,892      $   (846)    $  (1,167)
 Extraordinary loss(c)                    --       $    552         $     --         $     --      $    715     $     411
                                    --------       --------         --------         --------      --------     ---------
  Net income (loss)                 $    435       $    217         $    805         $  2,353      $ (2,328)    $  (4,774)
                                    ========       ========         ========         ========      ========     =========

BALANCE SHEET DATA (AT
 PERIOD END):
 Working capital                    $ 15,481       $ 17,980         $ 14,340         $ 17,301      $ 21,456     $  27,361
 Total assets                       $ 59,504       $ 70,666         $ 76,769         $ 73,077      $ 79,540     $ 259,444
 Long-term obligations              $ 36,979       $ 41,282         $ 44,933         $ 43,327      $ 45,558     $ 185,367
 Redeemable preferred stock         $  4,483       $  4,720         $  5,312         $  6,119      $  6,187     $      --
 Shareholders' equity               $  1,960       $  1,740         $  1,953         $  3,913      $  4,698     $  30,011

OTHER FINANCIAL DATA:
 Net cash provided by (used
  in) operating activities          $  5,448       $    949         $  8,348         $  4,400      $  2,448     $   4,544
 Net cash used in investing
  activities                        $ (1,909)      $ (4,515)        $ (9,285)        $ (3,234)     $   (155)    $(125,646)
 Net cash provided by (used
  in) financing activities          $ (3,436)      $  3,445         $  1,006         $ (1,117)     $  1,983     $ 117,381
 EBITDA(d)                          $  9,555       $ 11,055         $ 12,681         $ 15,069      $  2,013     $  12,136
 Depreciation and
  amortization                      $  4,076       $  4,251         $  4,245         $  4,866      $    535     $   8,502
 Capital expenditures               $  2,043       $  4,628         $  5,631         $  3,516      $    198     $   3,624
 Cash interest expense              $  3,667       $  3,098         $  5,767         $  5,243      $    480     $   4,524

                     See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

(a) As discussed in Note 2 "Stock Purchase," to the accompanying consolidated financial statements, the acquisition of Holdings by Reliant Partners, and "push-down" of the basis of accounting on May 9, 1997, affects the comparability of information in the selected financial data. Amounts for the period subsequent to May 9, 1997 (Successor period) are presented on the new basis of accounting established as of such date; the six-week period ended May 9, 1997, and the fiscal years ended March 28, 1997, March 29, 1996, March 31, 1995 and April 1, 1994 represent the Predecessor basis of accounting. Additionally see Note 3 "Acquisition" for discussion of the purchase of Care-Free on January 28, 1998.

(b) Fiscal year 1994 was a 53-week period, all other full fiscal years were 52 weeks.

(c) The Company recorded extraordinary losses of $552,000 which is net of a tax benefit of $297,000, $715,000 which is net of tax benefit of $369,000 and $411,000 which is net of tax benefit of $212,000, related to the write-off of debt issuance costs and an original issue discount in connection with its September 1994 debt refinancing, the May 1997 acquisition of Holdings (the Transaction - See ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS -- Agreement with George Group), and January 1998 Senior Credit Facility, respectively.

(d) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies.

(e) Includes $1.3 million in fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIFTY-THREE WEEK PERIOD ENDED APRIL 3, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1997

         For purpose of comparison of the fifty-three week period ended April 3, 1998 (the "1998 Period") to the fiscal year ended March 28, 1997, the financial statements for the six weeks ended May 9, 1997 (Predecessor) and the 47 weeks ended April 3, 1998 (Successor period) have been combined. Significant fluctuations resulting from the application of the push-down of purchase accounting have been separately identified.

         NET SALES. Net sales increased $20.5 million, or 11.7%, from $174.4 million in fiscal year 1997 to $194.9 million in the 1998 Period. This increase was primarily attributable to the Care-Free acquisition which increased net sales by $19.3 million. Aluminum window sales reflected a decrease of

$3.9 million, or 3.1%, from $126.1 million in fiscal year 1997 to $122.2 million in the 1998 Period, primarily the result of customers converting to vinyl windows at the Company's Bryan, Texas and Fresno, California facilities and the closure of the Houston, Texas facility. Vinyl window sales increased $22.0 million, or 75.7%, from $29.0 million in fiscal year 1997 to $51.0 million in the 1998 Period. This increase in vinyl window sales was primarily the result of the Care-Free acquisition. The Company's other facilities increased vinyl sales by $2.7 million, or 9.4% in the 1998 Period due to improved market penetration in the Company's existing markets, including North Carolina, Georgia, and Tennessee, expansion in new geographic markets and aluminum customers converting to vinyl windows.

         COST OF PRODUCTS SOLD. Cost of products sold increased $18.1 million from $131.5 million in fiscal year 1997 to $149.6 million in the 1998 Period. Expressed as a percentage of net sales, cost of products sold increased from 75.4% in fiscal year 1997 to 76.8% in the 1998 Period. This increase was primarily due to $2.7 million (1.4% of net sales) resulting from the flow through in the statement of operations of inventory step-up and fixed asset write-up related to the acquisition of the Company and the purchase of Care-Free, $1.0 million (0.5% of net sales) in wage and related benefit increases offset by $0.6 million (0.3% of net sales) in efficiency improvements. The Care-Free acquisition increased cost of product sold by $15.1 million which had a nominal negative impact on Company margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.4 million from $32.7 million in fiscal year 1997 to $39.1 million in the 1998 Period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 18.8% in fiscal year 1997 to 20.1% in the 1998 Period. This increase was primarily due to $2.8 million related to the addition of Care-Free plants, $1.3 million in consulting fees attributable to operating improvement initiatives, $1.0 million in additional amortization of intangibles resulting primarily from the increase of goodwill related to the acquisition of the Company and the purchase of Care-Free, and $0.5 million of costs associated with the integration of Care-Free's operations and personnel into the Company.

         RESTRUCTURING CHARGES. Reserves for the closing and consolidation of certain facilities were established in the 47-weeks ended April 3, 1998.

         INTEREST EXPENSE.  Net interest expense increased $4.3 million from
$5.4 million for fiscal year 1997 to $9.7 million for the 1998 Period.   This
increase was due to a higher debt level in the 1998 Period as a result of the acquisition of the Company and the purchase of Care-Free.

         INCOME TAX EXPENSE. The Company's effective income tax rate (state and federal combined) was 44.6% for fiscal year 1997 compared to a 34.0% tax benefit for the six-week period ended May 9, 1997 and a 21.1% tax benefit for the 47-week period ended April 3, 1998. The decrease in the effective income tax benefit rate for the 47-week period reflects an increase in nondeductible expenses (primarily amortization of goodwill) as a percentage of pre-tax loss.

FISCAL YEAR ENDED MARCH 28, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 29, 1996

         NET SALES. Net sales increased $1.1 million, or .7%, from $173.3 million in fiscal year 1996 to $174.4 million in fiscal year 1997. This increase resulted primarily from a $1.8 million increase in window sales partially offset by a decrease in third-party extrusion sales. Aluminum window sales reflected a decrease of $4.2 million, or 3.2%, from $130.3 million in fiscal year 1996 to $126.1 million in fiscal year 1997, primarily the result of customers converting to vinyl windows at the Company's Gallatin facility and the loss of single glazed business at Living Windows. Vinyl window sales increased $6.2 million, or 27.1%, from $22.9 million in fiscal year 1996 to $29.1 million in fiscal year 1997. This increase in vinyl window sales was primarily the result of improved market penetration in the Company's existing markets, including California, Georgia, Tennessee and Alabama, expansion in new geographic markets and aluminum customers converting to vinyl windows.

         COST OF PRODUCTS SOLD. Cost of products sold decreased $1.9 million from $133.3 million in fiscal year 1996 to $131.5 million in fiscal year 1997. Expressed as a percentage of net sales, cost of products sold decreased from 77.0% in fiscal year 1996 to 75.4% in fiscal year 1997. This improvement was primarily due to the (i) reduction in aluminum costs and (ii) reduction in material and labor costs associated with automated glass cutting and insulated glass manufacturing at certain of the Company's manufacturing facilities. In addition, fiscal year 1996 included an inventory write-down of approximately $1.1 million, which was the result of spoilage in excess of standard at the Company's Fresno, California plant that occurred during fiscal year 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.2 million from $31.5 million in fiscal year 1996 to $32.7 million in fiscal year 1997. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 18.2% in fiscal year 1996 to 18.8% in fiscal year 1997. This increase was primarily related to health and medical insurance expenses of $1.1 million due to increased enrollment and large claims associated with a few employees, and expenses associated with the ongoing program to upgrade and fully integrate the Company's information system at all its facilities. These increases were partially offset by a reduction in workers' compensation expense.

         INTEREST EXPENSE. Net interest expense decreased $0.7 million from $6.1 million for fiscal year 1996 to $5.4 million in fiscal year 1997 as a result of a lower debt level and lower interest rates under the Old Credit Facility.

         INCOME TAX EXPENSE. The Company's effective income tax rate was 48.3% for fiscal year 1996 compared to 44.6% in fiscal year 1997. This decrease reflects a decrease in nondeductible expenses (primarily amortization of goodwill) as a percentage of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's 10-7/8 Senior Subordinated Notes due May 1, 2004 (the "Notes") and the credit agreement dated as of January 28, 1998 (the "Senior Credit Facility") represent significant obligations of the Company. The Notes require semi-annual interest payments in May and November. The Senior Credit Facility requires quarterly interest payments in April, July, October, and January. In addition to its debt service obligations, the Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the 1998 Period, the Company spent $3.8 million relating to manufacturing automation, vinyl manufacturing equipment, computer systems and maintenance projects. In fiscal year 1999, the Company anticipates that maintenance capital expenditures will total approximately $2.2 million.
In addition, expenditures primarily for cost reductions, manufacturing automation and computer systems will likely total $2.8 million. The Company's working capital needs are seasonal, and historically have peaked during the second and third fiscal quarters.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Senior Credit Facility. The Senior Credit Facility consists of term loans of $105 million and a revolving line of credit (the "Revolver") of $40 million. The amount available as of June 23, 1998 under the Revolver's borrowing base, equal to 85% of eligible receivables and 50% of eligible inventory, is approximately $21.8 million. As of June 23, 1998, $11.9 million was borrowed and $2.1 million in letters of credit were outstanding under the Revolver. Interest on the borrowings under the Revolver, which is currently payable at 7.9%, is at 2.25% over the Eurodollar rate. In addition, the Company must pay an annual commitment fee of 1/2 of 1% of the unused portion of the Revolver, quarterly. The Revolver agreement expires on December 31, 2003. The term loan portion of the Senior Credit Facility is comprised of a $40 million, six-year senior secured term loan (the "Term loan A") with interest payable at 2.25% over the Eurodollar rate and a $65 million, six and one-quarter year senior secured term loan (the "Term loan B") with interest payable at 2.5% over the Eurodollar rate. Term loan A matures in 20 consecutive quarterly installments commencing on June 30, 1999. The first three quarterly installments are $667 thousand, the next four scheduled installments are $2.0 million, followed by the remaining installments at $2.5 million per quarter. Term loan B matures in 24 consecutive quarterly installments beginning on June 30, 1998. The first three scheduled quarterly installments are $250 thousand, followed by 20 quarterly installments of $187.5 thousand, with a remaining balance of $60.5 million payable on March 31, 2004. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and any amounts outstanding under the Senior Credit Facility). However, certain capital expenditure requirements may change, particularly if the Company should complete any acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

         The Company's working capital and debt service requirements are funded through the cash flow from operations and funds available under the Revolver. As of June 23, 1998 the amount available under the Revolver is approximately $21.8 million. The Company's future operating performance and ability to repay or refinance the Notes and the Senior Credit Facility will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 16 "New Accounting Pronouncements" of the notes to the consolidated financial statements included elsewhere herein.

MANAGEMENT INFORMATION SYSTEMS

         The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate its accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 on its management information systems and expects to be Year 2000 compliant on all these systems by January, 1999. The Company has not completed its assessment of the effect and the related cost of Year 2000 on its manufacturing operations, vendors and customers.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs;
(iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete; and (v) changes in the number of housing starts in these markets.
Many of such factors will be beyond the control of the Company and its management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable to the Company for this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported in the Registrant's Current Report on Form 8-K dated October 21, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information concerning the directors and executive officers of the Company:

Name                                       Age              Position
----                                       ---              --------

David G. Fiore                             50               Chairman, President, Chief Executive Officer

Virgil D. Lowe                             54               Chief Financial Officer, Senior Vice President,
                                                            Director

William B. Redpath                         37               Senior Vice President -- Operations

Charles E. Still                           56               Vice President

Bradford E. Bernstein                      31               Director

Michael L. George                          58               Director

Steven B. Gruber                           40               Director

Robert B. Henske                           37               Director

James M. Patell                            49               Director

         David G. Fiore joined the Company in October 1992 and until January 1994 he served as Executive Vice President responsible for the Company's operating divisions in the western United States. He is currently Chairman of the Board of Directors and has served as President and Chief Executive Officer
of the Company since January 1994.   Prior to joining the Company, Mr. Fiore
served two years as President of Cal-Tex Industries, the parent company of three aluminum window manufacturers based in San Diego, California, as well as three years as President of General Aluminum, a Cal-Tex Industries subsidiary. Mr. Fiore received a Bachelor of Science degree from the State University of New York at Buffalo and a Master of Business Administration degree from Syracuse University.

         Virgil D. Lowe has served as Senior Vice President and Chief Financial Officer of the Company since May 1997 and became a director of the Company in 1997. In November 1994, Mr. Lowe was elected as Secretary and Treasurer of the Company. While he continues to serve as Secretary, Mr. Lowe resigned as Treasurer on February 2, 1998. Mr. Lowe joined the Company as Controller in June 1988.

Prior to joining the Company, Mr. Lowe was employed by Continental Can Company for 17 years. During his employment with Continental Can Company, he progressed from Cost Accountant to Director of Accounting for Beverage Operations. Mr. Lowe received a Bachelor of Science degree in Accounting from East Texas Baptist University.

         Charles E. Still has served as the Company's Vice President of Engineering since June 1982. During his 37-year career with the Company, Mr. Still has held positions including Designer, Graphics Supervisor, Design Engineer, Manager and Design Engineer and Director of Product Engineering. Mr. Still received a Bachelor of Science degree in Architecture from Texas A&M University.

         William B. Redpath joined the Company on January 28, 1998 as Senior Vice President -- Operations. Mr. Redpath is responsible for manufacturing and operating functions. Mr. Redpath served as Senior Vice President, Operations (East) of Care-Free Aluminum Products, Inc. from 1996 to its acquisition by the Company on January 28, 1998. In his capacity as Senior Vice President, Operations (East) Mr. Redpath was responsible for manufacturing, purchasing, engineering, customer service and administration for the three plants in the East. Mr. Redpath has fourteen years of building products experience and has previously served as the General Manager of the Company's Bryan, Texas facility. Prior to that, Mr. Redpath served as Vice President of Manufacturing for AFG Distribution. Mr. Redpath received a degree in Operations Management from the University of Nebraska at Kearney.

         Bradford E. Bernstein became a director of the Company in 1997. Mr. Bernstein is a Managing Director and has served as a Principal, Vice President and Associate of Oak Hill Partners, Inc., a private investment company, since 1992. From 1991 to 1992, Mr. Bernstein worked at Patricof & Co. Ventures. Prior to that, from 1989 to 1991, he worked at Merrill Lynch & Co.

         Michael L. George became a director of the Company in 1997. Since 1984, Mr. George has been Chairman of the Board of George Group, Inc. ("George Group"), an acquisition and management consulting firm based in Dallas, Texas. Mr. George holds a Bachelor of Science degree in Physics from the University of California and a Master of Science degree in Physics from the University of Illinois.

         Steven B. Gruber became a director of the Company in 1997. From March 1992 to the present, Mr. Gruber has been a Managing Director of Oak Hill Partners, Inc. From May 1990 to March 1992, he was a Managing Director of Rosecliff, Inc. Since February 1994, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment advisor to Insurance Partners, L.P. Since October 1992, he has been a Vice President of Keystone, Inc. (formerly known as Robert M. Bass Group, Inc.). From 1981 to 1990, Mr. Gruber was a managing director and co-head of High Yield Securities and held various other positions at Lehman Brothers, Inc. He is also a director of Superior National Insurance Group, Inc., Grove Worldwide, LLC, MVE HOLDINGS, INC., and several private companies related to Keystone, Inc., Insurance Partners, L.P. and Oak Hill Partners, Inc..

         Robert B. Henske became a director of the Company in 1997. From January 1997 to the present, Mr. Henske has been a Vice President of Keystone, Inc. and a Principal of Arbor Investors, L.L.C., a private investment firm. From January 1996 to December 1996, he was Executive Vice President and Chief Financial Officer of American Savings Bank, F.A., a federally-chartered thrift. From January 1986 to January 1996, he was a partner and held various other positions with Bain & Company, a management consulting firm.

         James M. Patell became a director of the Company in 1997. Mr. Patell received his undergraduate and masters degree from Massachusetts Institute of Technology and his doctorate from Carnegie Mellon University. He has taught at Stanford University since 1979 where he currently serves as director of Stanford Integrated Manufacturing Association and holds the chair of Herbert Hoover Professor of Public and Private Management. Mr. Patell has served on the Board of Directors, Center for Quality of Management -- West since 1994, Stanford-ITESM Strategic Management Program to Mexico (1993-1995) and MBA Enterprises Corps (1990-1992).

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid during the 1998 Period for services rendered in all capacities to the Company and its subsidiaries by certain of the Company's executive officers (collectively, the "Named Executive Officers"):


                                   Annual Compensation         Long-Term Compensation
Name and                  Fiscal   ---------------------     ---------------------------    All Other
Principal Position         Year    Salary       Bonus(a)     SARs(b)    Stock Options(g)   Compensation
------------------        -----    ------       -------      -------    ----------------   ------------

David G. Fiore            1998    $  201,250   $  61,173           --       26,386       $ 1,334,521(c)
President, Chief          1997    $  175,000   $ 166,873    $ 265,600           --       $    6,626 (c)
Executive Officer         1996    $  162,500   $ 118,621    $ 531,200           --       $    15,983(c)

Virgil D. Lowe            1998    $  124,750   $  30,587           --       10,556       $   201,896(d)
Senior Vice President,    1997    $   87,750   $  83,437    $  53,120           --       $     7,184(d)
Chief Financial Officer   1996    $   82,500   $  59,311           --           --       $    16,157(d)

William B. Redpath        1998    $   25,500   $ 103,280           --       12,500       $     2,548(e)
Senior Vice President-
Operations

Charles E. Still          1998    $   86,500   $  21,967           --        2,637       $    83,486(f)
Vice President            1997    $   71,583   $  58,962           --           --       $     7,042(f)
                          1996    $    8,500   $  37,959           --           --       $    14,017(f)

---------------

(a) Bonuses are based on operating performance. For corporate employees with Company-wide responsibility, the bonus is based on the operating income of the entire Company.

(b) Based on a value of $26,560 per unit, which is the value of the Units upon consummation of the Transaction (as hereinafter defined). See Note (a) to table entitled "Aggregated SAR and Stock Option Exercises in the Last Fiscal Year and Fiscal Year-End SAR and Stock Option Values."

(c) Consists of $2,152 paid by the Company for health and life insurance, $9,939 in contributions to the Company's 401(k) plans, $1,062,400 for the exercise of Units and a $250,000 transaction bonus upon the closing of the Transaction and $10,030 in reimbursements for taxes attributable to these payments in 1998; $3,126 paid by the Company for health and life insurance and $3,500 in contributions to the Company's 401(k) plans in 1997; and $2,770 paid by the Company for health and life insurance, $7,189 in reimbursements for taxes attributable to such health and life insurance payments and $6,024 in contributions to the Company's 401(k) plans in 1996.

(d) Consists of $2,592 paid by the Company for health and life insurance, $8,270 in contributions to the Company's 401(k) plans, $185,920 for the exercise of Units upon the closing of the Transaction and $5,114 in reimbursements for taxes attributable to these payments in 1998; $4,301 paid by the Company for health and life insurance, $250 in reimbursements for taxes attributable to such health and life insurance payments and $2,633 in contributions to the Company's 401(k) plans in 1997; and $8,456 paid by the Company for health and life insurance, $3,145 in reimbursements for taxes attributable to such health and life insurance payments and $4,556 in contributions to the Company's 401(k) plans in 1996.

(e) Consists of $616 paid by the Company for health and life insurance and $1,932 in contributions to the Company's 401(k) plans in 1998.

(f) Consists of $6,594 paid by the Company for health and life insurance, $5,212 in contributions to the Company's 401(k) plans, $66,400 for the exercise of Units upon the closing of the Transaction and $5,280 in reimbursements for taxes attributable to these payments in 1998; $4,894 paid by the Company for health and life insurance and $2,148 in contributions to the Company's 401(k) plans in 1997; and $8,456 paid by the Company for health and life insurance, $3,145 in reimbursements for taxes attributable to such health and life insurance payments and $4,556 in contributions to the Company's 401(k) plans in 1996.

(g)      All options granted are for common stock of Holdings.

Stock Option Grants in the Last Fiscal Year

         The following table sets forth information relating to stock options granted during the 1998 Period to the Named Executive Officers.

                              INDIVIDUAL GRANTS(1)

                         Number of           % of Total
                         Securities       Options Granted    Exercise or                    Grant Date
                         Underlying         to Employees      Base Price     Expiration      Present
Name                 Options Granted(2)    in Fiscal Year     ($/Shares)        Date         Value(3)
----                 ------------------   ---------------    ------------    ----------     ----------
David G. Fiore             26,386               37.87%          $20.00        05/09/07        $9.74
Virgil D. Lowe             10,556               15.15%          $20.00        05/09/07        $9.74
William B. Redpath         12,500               17.94%          $20.00        03/24/08        $8.56
Charles E. Still            2,637                3.79%          $20.00        05/09/07        $9.74

---------------

(1)      All options granted are for the common stock of Holdings.

(2)      Options vest ratably over five years.

(3)      Based on the Black-Scholes Option Pricing Model.

    Aggregated SAR and Stock Option Exercises in the Last Fiscal Year and
                 Fiscal Year-End SAR and Stock Option Values

         The following table provides information relating to the number and value of stock appreciation rights ("SARs") exercised and stock options held by the Named Executive Officers at April 3, 1998. All SARs were exercised during the 1998 Period and no stock options were exercisable as of April 3, 1998.

                                                                    Number of Securities              Value of Unexercised
                                                                  Underlying Unexercised              In The-Money Options
                                    Shares          Value       Options at Fiscal Year-End             at Fiscal Year-End
                                  Acquired on     Received      ---------------------------      -------------------------------
Name            Type of Grant     Exercise(#)       ($)         Exercisable   Unexercisable      Exercisable       Unexercisable
----            -------------     -----------    -----------    -----------   -------------      -----------       -------------
David G. Fiore   SAR(a)               --         $ 1,062,400            --            --              --                  --
                 Stock Options        --               --               --          26,386            --                  --

Virgil D. Lowe   SAR(a)               --         $   185,920            --            --              --                  --
                 Stock Options        --               --               --          10,556            --                  --

William B.       SAR(a)               --               --               --            --              --                  --
Redpath          Stock Options        --               --               --          12,500            --                  --

Charles E. Still SAR(a)               --         $    66,400            --            --              --                  --
                 Stock Options        --               --               --           2,637            --                  --

---------------
(a) Certain employees of the Company and Holdings were granted Incentive Units (the "Units") giving them right to receive incentive compensation in connection with certain defined events. The Transaction (See ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS
         - Agreement with George Group) was such an event and triggered the redemption of the Units. The value of the Units prior to the Transaction was unascertainable because the Units were not exercisable until a merger, consolidation, sale, transfer, or disposition of 50% or more of Holding's outstanding common stock or assets, and the value of the Units was based upon the consideration received in such transaction. However, upon the close of the Transaction on May 9, 1997 the value of the Units for Messrs. Fiore, Lowe and Still was $1,062,400, $185,900 and $66,400, respectively.

Bonus Plan and Other Benefit Programs

         The Company maintains a bonus plan providing for annual bonus awards to executives and certain other key general managers. Such bonus amounts are based on meeting Company-wide and divisional performance goals established by the Company's Board of Directors. These employees also participate in employee benefit programs including health insurance, group life insurance and a savings and supplement retirement plan (401(k) plan) on the same basis as other employees of the Company.

Nonqualified Stock Option Plan

         Holdings adopted a Nonqualified Stock Option Plan (the "Plan") in order to provide incentives to certain officers and employees of Holdings and the Company by granting them options to purchase common stock of Holdings. The Plan is administered by the Board of Directors of Holdings, which has broad authority in administering and interpreting the Plan. Options granted under the Plan ("Options") are nonqualified stock options which do not qualify under Section 422A of the Internal Revenue Code (the "Code"). Unless the award granting an Option provides otherwise, upon the termination of an employee for other than Cause (as defined in the Plan), vested options may be exercised at any time until three months after the date of termination (one year if due to death or disability of the employee). In the event the employee is terminated for Cause, all Options terminate immediately. In addition, for a period of one year after an employee's termination of employment for any reason, Holdings has the option to purchase such Options at a price equal to the difference between the fair market value of the shares of common stock for which such Options are exercisable by such employee and the exercise price of such Options.

         The Options vest upon such terms as the Board of Directors determines, provided that in the event of a change of control of Holdings, Options which are not exercisable at such time become immediately exercisable. The exercise price for each Option is the fair market value of the common stock of Holdings on the date of grant. Holdings has granted options to purchase 69,663 shares of its common stock to certain members of the Company's senior management. Holdings may issue options to purchase an additional 6,591 of its shares of common stock under the Plan.

Compensation of Directors

         The Directors of the Company are not compensated for their services as such nor for their participation on any Board Committees.

Employment Agreements with Named Executive Officers

         The Company currently has employment agreements with David G. Fiore and Virgil D. Lowe. Mr. Fiore's agreement is for a three-year term; provided, however, that each year after the end of the first year of the agreement, the term will be extended for an additional year unless either the Company or Mr. Fiore gives notice of its or his intention to terminate the agreement as of the then effective termination date. Mr. Fiore is to receive an annual base salary of at least $175,000 and standard benefits available to other executives of the Company. If his employment is terminated for Cause, Mr. Fiore is entitled to receive his salary and benefits through the date of termination. In the event of a termination other than for Cause, Mr. Fiore is entitled to his full base salary during the remainder of the term plus the bonus, if any, earned by, but not paid to, Mr. Fiore prior to the termination date. The Company must also maintain in effect for the remainder of the term all employee benefit plans relating to hospitalization, medical, life insurance and disability programs in which Mr. Fiore was enrolled immediately prior to termination. Mr. Fiore is also subject to a non- competition agreement during the term of the agreement and for a period of one year after termination.

         Under Mr. Lowe's agreement, he is to receive an annual salary of at least $77,500 and standard benefits available to other executives of the Company. Upon termination of his employment by the Company for Cause, Mr. Lowe is to receive his salary and benefits through the date of termination. In the event of a termination other than for Cause, Mr. Lowe is entitled to 12 months of base pay, plus a pro rata share of the bonus, if any, which he otherwise would have been entitled to for the then current fiscal year. The Company must also maintain in effect for a period of 12 months after termination all employee benefit plans relating to hospitalization, medical, life insurance and disability programs in which Mr. Lowe was enrolled immediately prior to termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors formed a Compensation Committee during fiscal year 1998, which consists of Messrs. Bernstein, George and Henske. None of the members of the Compensation Committee are officers or employees of the Company or any of its subsidiaries or former officers or employees of the Company or any of its subsidiaries. Mr. George is Chairman of the Board of George Group. (See ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for further information about the relationship of the Company and George Group.)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is a wholly owned subsidiary of Holdings. Holdings' address is 3010 LBJ Freeway, Suite 400, Dallas, Texas 75234. The following table sets forth certain information regarding the beneficial ownership of the shares of common stock of Holdings by each person who owns more than five percent (5%) of the outstanding shares of common stock of Holdings and by the directors and executive officers of the Company, individually and as a group.

                                                     Number of                       Percentage
Five Percent Stockholders                             Shares                          of Shares
-------------------------                          ------------                      -----------
Reliant Partners, L.P.(a)                             478,002                         47.01%
  201 Main Street, Suite 3100
  Fort Worth, Texas  76102

Reliant Partners II, L.P.(b)                          478,000                         47.01%
  201 Main Street, Suite 3100
  Fort Worth, Texas  76102

Officers and Directors
----------------------

David G. Fiore(c)                                      26,776                          2.61%
Virgil D. Lowe(c)                                      12,266                          1.19%
William B. Redpath(c)                                  10,153                          0.99%
Charles E. Still(c)                                     3,028                          0.29%
Bradford E. Bernstein                                      --                             --
Michael L. George                                          --                             --
Steven B. Gruber                                           --                             --
Robert B. Henske                                           --                             --
James M. Patell                                            --                             --
All executive officers and directors
  as a group (9 persons)                               52,223                          5.08%

---------------
(a) The general partner of Reliant Partners, L.P. is Group 31, Inc. ("Group 31"). J. Taylor Crandall is the sole stockholder of Group 31. Accordingly, Mr. Crandall may be deemed to be the beneficial owner of these shares. Mr. Crandall disclaims beneficial ownership of these shares.

(b) The general partner of Reliant Partners II, L.P. is FW Group Genpar, Inc. ("Group Genpar"). David G. Brown is the sole stockholder of Group Genpar. Accordingly, Mr. Brown may be deemed to be the beneficial owner of these shares. Mr. Brown disclaims beneficial ownership of these shares.

(c) Includes shares which may be acquired upon the exercise of options exercisable within 60 days as of the date hereof by Messrs. Fiore, Lowe and Still for 5,277, 2,113 and 527, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with George Group

         On May 9, 1997, pursuant to a Stock Purchase Agreement, as amended (together with the related agreements, the "Stock Purchase Agreement"), Reliant Partners, Reliant Partners II and certain senior executives of the Company (collectively, the "Purchasers") acquired all the outstanding common stock of Holdings from Wingate Partners, L.P. and certain other selling stockholders (collectively, the "Selling Stockholders"). The aggregate consideration paid for such acquisition was $90.2 million consisting of $30.1 million in cash and $9.8 million of seller notes to the selling shareholders (total purchase price), repayment of certain existing indebtedness of the Company and the redemption of preferred stock of Holdings (the "Preferred Redemption"). The acquisition by Purchasers of all the outstanding common stock of Holdings, the Preferred Redemption and the repayment of certain existing indebtedness of the Company are referred to hereinafter collectively as the "Transaction."

         Reliant Partners and Reliant Partners II were formed by, among others, employees of George Group for the purpose of effecting the Transaction. The Company paid George Group an advisory fee of approximately $1.0 million at the closing of the Transaction as compensation for its services as an advisor in connection with the Transaction.

         The Company has entered into a consulting agreement with George Group whereby George Group will provide consulting services to the Company, including services with respect to strategic planning, operations and financial matters. For such services, George Group has been paid cash fees in an amount of $0.6 million and reimbursed for its out-of-pocket expenses of $0.5 million in the 1998 Period. In addition, for such services to be performed in the future for the Company (including Care-Free), George Group will be paid cash fees estimated to be $2.2 million and will be reimbursed for out-of- pocket expenses. George Group has advised the Company that it estimates its engagement will be completed within 18 months from the date of the purchase of Care-Free. In addition, upon the Company's meeting certain performance targets agreed upon between Reliant Partners, Reliant Partners II and George Group, certain employees of George Group will receive an increased limited partnership interest in each of Reliant Partners and Reliant Partners II. The Company has agreed to indemnify George Group, its owners, employees and agents from liabilities and claims relating to or arising from the engagement of George Group, other than those resulting from negligence or willful misconduct of George Group. Michael L. George, a director of the Company, is the Chairman of the Board of George Group.

Change of Control Arrangement with Mr. Fiore

         Upon consummation of the Transaction, Mr. Fiore, pursuant to a Transaction Incentive Agreement dated as of January 1, 1997 with the Company, received a transaction bonus of $250,000 in cash and will also receive $200,000 payable on a deferred basis over five years.

Payments to Wingate Partners, L.P.

         In fiscal years 1996 and 1997, the Company paid $350,000 to Wingate Partners, L.P. for management services. Prior to the Transaction, Wingate Partners, L.P. was the Company's controlling stockholder. The arrangement with Wingate Partners, L.P. was terminated upon consummation of the Transaction.

Stockholders Agreement and Registration Rights Agreement

         In connection with the Transaction, Holdings entered into an agreement (the "Stockholders Agreement") with Reliant Partners, Reliant Partners II, and the employees of the Company who own shares of common stock of Holdings (the "Management Investors"). Holdings also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Management Investors. The following is a summary description of the principal terms of the Stockholders Agreement and the Registration Rights Agreement, and is subject to and qualified in its entirety by reference to the Stockholders Agreement and Registration Rights Agreement.

         General Prohibition on Transfers. The Stockholders Agreement prohibits transfer of common stock of Holdings, except for transfers in compliance with the Stockholders Agreement.

         Right of First Refusal. Sales of shares of common stock of Holdings by a Management Investor are subject to a right of first refusal in favor of Holdings, Reliant Partners, Reliant Partners II, and the other Management Investors.

         Tag-Along and Drag-Along Rights. If Reliant Partners and Reliant Partners II propose to transfer common stock of Holdings representing more than 50% of the aggregate number of shares of common stock of Holdings owned by them, other than in a registered public offering or other permitted transaction, the Management Investors will, under certain circumstances, have the option to sell to the same offeree their common stock on the same terms on a pro rata basis. If Reliant Partners and Reliant Partners II propose to sell or otherwise transfer for value to an unaffiliated third party 85% or more of the common stock of Holdings owned by them, they will have the right under certain circumstances to require the Management Investors to sell or transfer a pro rata portion of their common stock to such party on the same terms.

         Management Repurchase. All shares of common stock of Holdings held by a Management Investor are subject to repurchase by Holdings, Reliant Partners and Reliant Partners II for a specified period of time following the termination of employment of such Management Investor for any reason.

         Registration Rights. The Management Investors are each entitled to an unlimited number of "piggyback" registration rights at any time following any initial public offering by Holdings of its common stock. In addition, at such time as Holdings becomes eligible to register securities on Form S-3 under the Securities Act, Management Investors holding at least 50% of the shares of common stock then held by all Management Investors will be entitled to make one demand to require Holdings to register under the Securities Act their shares of common stock of Holdings. The exercise of the demand and piggyback rights are subject to other limitations and conditions that are customary in registration rights agreements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are included in this report.

                 (1)      FINANCIAL STATEMENTS:

                          The consolidated financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

                 (2)      FINANCIAL STATEMENT SCHEDULES:

                          Financial Statement Schedule II: Valuation and Qualifying Accounts on page S-1 of this report.

                 (3)      EXHIBITS:

                          The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page E-1 of this report.

         (b)     REPORTS ON FORM 8-K

                 A Current Report on Form 8-K was filed on February 5, 1998, and amended on April 9, 1998, to report that the Company purchased all of the capital stock of Care-Free Window Group.

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

 As of April 3, 1998, May 9, 1997, and March 28,1997 and for the forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997, year ended March 28, 1997 and year ended March 29, 1996


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Consolidated Statements of Shareholder's Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-9 to F-23

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Reliant Building Products, Inc.


We have audited the accompanying consolidated balance sheet of Reliant Building Products, Inc., (a wholly-owned subsidiary of RBPI Holding Corporation) and subsidiaries (Successor) as of April 3, 1998, and the related consolidated statements of operations, shareholder's equity, and cash flows for the period from May 9, 1997 to April 3, 1998 (Successor period). In connection with our audit of the Successor consolidated financial statements, we have also audited the financial statement schedule for the Successor period listed at the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Reliant Building Products, Inc. and subsidiaries as of April 3, 1998, and the results of their operations and their cash flows for the Successor period, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic Successor consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective May 9, 1997, the former shareholders of RBPI Holding Corporation sold all of the common stock of RBPI Holding Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information of Reliant Building Products, Inc. for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


                                        KPMG PEAT MARWICK LLP

Dallas, Texas
June 19, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Reliant Building Products, Inc.


We have audited the accompanying consolidated balance sheets of Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries as of May 9, 1997 and March 28, 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for the six week period ended May 9, 1997 and each of the two years in the period ended March 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliant Building Products, Inc. and subsidiaries at May 9, 1997 and March 28, 1997, and the consolidated results of their operations and cash flows for the six week period ended May 9, 1997 and each of the two years in the period ended March 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Dallas, Texas
September 19, 1997

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                  (In thousands of dollars, except share data)

                                                                Successor             Predecessor
                                                                ---------       -----------------------
                                                                April 3,         May 9,       March 28,
                            Assets                                1998            1997           1997
                            ------                              ---------       --------       --------
Current assets:
  Cash and cash equivalents                                     $     737          4,458            182
  Accounts receivable, net                                         28,638         19,038         17,732
  Inventories:
    Raw materials                                                  15,767         10,431          9,883
    Finished products and work-in-process                           6,162          5,388          5,107
  Federal income tax receivable                                     4,993          1,664            517
  Deferred tax assets                                               3,889          1,504          1,434
  Prepaid expenses and other current assets                           903            814            491
                                                                ---------       --------       --------
                   Total current assets                            61,089         43,297         35,346

Property, plant, and equipment at cost:
  Land and buildings                                               20,979         17,175         17,020
  Machinery and equipment                                          40,014         33,085         33,086
                                                                ---------       --------       --------
                                                                   60,993         50,260         50,106
  Less accumulated depreciation and amortization                   (5,629)       (26,519)       (26,054)
                                                                ---------       --------       --------
                                                                   55,364         23,741         24,052
Intangible assets, net                                            137,036          9,874          9,943
Debt issuance costs, net                                            5,465             30          1,177
Other assets                                                          490          2,598          2,559
                                                                ---------       --------       --------
                   Total assets                                 $ 259,444         79,540         73,077
                                                                =========       ========       ========

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                  (In thousands of dollars, except share data)

                                                                Successor             Predecessor
                                                                ---------       -----------------------
                                                                April 3,         May 9,       March 28,
                    Liabilities and Shareholder's Equity          1998            1997           1997
                    ------------------------------------        ---------       --------       --------
Current liabilities:
  Accounts payable                                              $  14,654          8,569          7,503
  Accrued expenses                                                 17,250          9,253          6,703
  Current portion of long-term debt                                 1,824          3,644          3,464
  Current portion of subordinated debt                                 --            375            375
                                                                ---------       --------       --------
                   Total current liabilities                       33,728         21,841         18,045

Long-term debt, less current portion                              113,543         36,217         34,108
Deferred income taxes                                               8,453          3,858          3,906
Other liabilities                                                   3,709            335            334
Subordinated debt, less current portion                            70,000          5,322          5,380

Redeemable Preferred Securities:
  Redeemable preferred stock                                           --          6,187          6,119
  Redeemable common stock warrants                                     --          1,082          1,272
                                                                ---------       --------       --------
Total Redeemable Preferred Securities                                  --          7,269          7,391

Commitments and Contingencies (notes 7 and 14)

Shareholder's equity:

  Common stock, $1.00 par value,
    Authorized 10,000 shares, issued
    and outstanding 1,000                                               1              1              1

  Preferred stock of Holdings, stated at amount
    contributed                                                     4,700             --             --

  Additional paid-in capital                                       30,094          9,783          6,670
  Accumulated deficit                                              (4,774)        (5,086)        (2,758)
                                                                ---------       --------       --------
                   Total shareholder's equity                      30,011          4,698          3,913
                                                                ---------       --------       --------
Total liabilities and shareholder's equity                      $ 259,444         79,540         73,077
                                                                =========       ========       ========



See accompanying notes to consolidated financial statements.

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                           (In thousands of dollars)


                                                 Successor                    Predecessor
                                                -----------      --------------------------------------
                                                Forty-seven      Six weeks        Year           Year
                                                weeks ended        ended         ended          ended
                                                 April 3,         May 9,       March 28,      March 29,
                                                   1998            1997           1997           1996
                                                -----------      ---------     ---------      ---------
Net sales                                        $174,769          20,095        174,401        173,271
Cost of products sold                             134,783          14,852        131,474        133,337
                                                 --------        --------       --------       --------
Gross profit                                       39,986           5,243         42,927         39,934

Selling, general and administrative                35,308           3,765         32,724         31,498
Restructuring charges                               1,044              --             --             --
                                                 --------        --------       --------       --------

Income from operations                              3,634           1,478         10,203          8,436
Interest expense                                    9,494             587          5,391          6,145
Interest income                                       330              --             10             20
Other expenses, net                                    --           3,350            577            753
                                                 --------        --------       --------       --------
     Income (loss) before income taxes and
         extraordinary loss                        (5,530)         (2,459)         4,245          1,558

Income tax expense (benefit)                       (1,167)           (846)         1,892            753
                                                 --------        --------       --------       --------
     Income (loss) before extraordinary loss       (4,363)         (1,613)         2,353            805

Extraordinary loss, net of tax benefits of $212
  in 1998 and $369 in 1997                            411             715             --             --
                                                 --------        --------       --------       --------
     Net income (loss)                           $ (4,774)         (2,328)         2,353            805
                                                 ========        ========       ========       ========



See accompanying notes to consolidated financial statements.

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Shareholder's Equity

                           (In thousands of dollars)


                                                                     Additional
                                              Common       Common     Preferred     Paid-In   Accumulated
                                              Shares       Stock        Stock       Capital     Deficit      Total
                                            ---------    ---------    ---------    --------    ----------   -------

Balance at March 31, 1995 (Predecessor)         1,000    $       1           --       7,655        (5,916)     1,740
   Net income                                                   --           --          --           805        805
   Accrual of redeemable preferred stock
     dividend                                                   --           --        (400)           --       (400)
   Other                                                        --           --        (192)           --       (192)
                                            ---------    ---------    ---------    ---------   ----------   ---------
Balance at March 29, 1996 (Predecessor)         1,000            1           --       7,063        (5,111)     1,953
   Net income                                                   --           --          --         2,353      2,353
   Accrual of redeemable preferred stock
     dividend                                                   --           --        (371)           --       (371)
   Other                                                        --           --         (22)           --        (22)
                                            ---------    ---------    ---------    --------    ----------   --------
Balance at March 28, 1997 (Predecessor)         1,000            1                    6,670        (2,758)     3,913
   Net loss                                                     --           --          --        (2,328)    (2,328)
   Accrual of redeemable preferred stock
     dividend                                                   --           --         (68)           --        (68)
   Incentive stock units liability paid
     by shareholder                                             --           --       3,181            --      3,181
                                            ---------    ---------    ---------    --------    ----------   --------
Balance at May 9, 1997 (Predecessor)            1,000            1           --       9,783        (5,086)     4,698
   Establishment of Successor basis                --           --           --      32,525         5,086     37,611
   Dividends paid to Holdings                                   --           --     (12,559)           --    (12,559)
   Net loss                                                     --           --          --        (4,774)    (4,774)
   Preferred Stock Issuance contributed
     by Holdings                                                --        4,700          --            --      4,700
   Capital Contributions from Holdings                          --           --         335            --        335
                                            ---------    ---------    ---------    --------    ----------   --------
Balance at April 3, 1998 (Successor)            1,000    $       1        4,700      30,094        (4,774)    30,011
                                            =========    =========    =========    ========    ==========   ========


See accompanying notes to consolidated financial statements.

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                           (In thousands of dollars)

                                                 Successor                    Predecessor
                                                -----------      --------------------------------------
                                                Forty-seven      Six weeks        Year           Year
                                                weeks ended        ended         ended          ended
                                                 April 3,         May 9,       March 28,      March 29,
                                                   1998            1997           1997           1996
                                                -----------      ---------     ---------      ---------
Cash flows from operating activities:
  Net income (loss)                              $ (4,774)         (2,328)         2,353            805
  Adjustments to reconcile net income (loss)
  to net cash provided by operations:
      Extraordinary loss                              411             715             --             --
      Depreciation and amortization                 8,502             535          4,866          4,245
      Noncash interest expense                        604              63            666            678
      Deferred income tax benefit                  (1,333)           (118)          (176)          (480)
      Provision for doubtful accounts                 293             130            331          1,345
      Compensation expense related to incentive
         stock units                                   --           3,181             --             --
      Other                                          (179)           (229)           224           (257)

Changes in operating assets and liabilities,
exclusive of acquisition accounting:
  Accounts and notes receivable                       384          (1,436)           627         (2,529)
  Inventories                                         311            (829)          (206)         4,560
  Prepaid expenses and other current assets        (2,573)         (1,540)            49           (701)
  Accounts payable and accrued expenses               494           4,305         (4,803)           697
  Other assets                                      2,406
  Other                                                (2)             (1)           469            (15)
                                                 ---------       --------       --------       --------
             Net cash provided by operating
               activities                           4,544           2,448          4,400          8,348
Cash flows from investing activities:
  Purchase of property, plant, and equipment       (3,624)           (198)        (3,516)        (5,631)
  Proceeds from sales of property, plant,
   and equipment                                       76              43            282             93
  Proceeds from sales of warehouse operations          --              --             --          1,797
  Acquisitions, net of cash acquired             (122,098)             --             --         (5,544)
                                                 --------        --------       --------       --------
             Net cash used in investing
               activities                        (125,646)           (155)        (3,234)        (9,285)
Cash flows from financing activities:
  Net proceeds (payments) from Revolving loan       8,300           2,631            625         (2,926)
  Proceeds from subordinated debt                  70,000              --             --             --
  Proceeds from long-term debt                    105,000              --          2,600          4,197
  Principal payments on long-term debt            (45,545)           (648)        (4,685)          (175)
  Redemption of preferred stock                    (6,187)             --         (5,386)            --
  Payment of debt issue costs                      (6,663)             --            (72)           (90)
  Preferred stock capital contribution              4,700              --          5,969             --
  Capital contribution from Holdings                  335              --             --             --
  Payment of dividends to Holdings                (12,559)             --             --             --
  Payment of preferred stock dividend                  --              --           (168)            --
                                                 --------        --------       --------       --------
             Net cash provided by (used in)
               financing activities               117,381           1,983         (1,117)         1,006
                                                 --------        --------       --------       --------
Increase (decrease) in cash and
  cash equivalents                                 (3,721)          4,276             49             69
Cash and cash equivalents at beginning
  of period                                         4,458             182            133             64
                                                 --------        --------       --------       --------
Cash and cash equivalents at end of period       $    737           4,458            182            133
                                                 ========        ========       ========       ========

Supplementary Information:
  Cash paid for interest                         $  4,524             480          5,243          5,767
                                                 ========        ========       ========       ========
  Cash paid for income taxes                     $  2,319              --          1,470          1,594
                                                 ========        ========       ========       ========

See accompanying notes to consolidated financial statements.

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           (In thousands of dollars)

(1)      Summary of Significant Accounting Policies

         (a)     The Company

                 Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") are primarily engaged in the manufacture of aluminum and vinyl, or nonwood, framed windows primarily for the new construction, repair and remodeling market. The Company supplements its window business through the manufacture of related products such as value-added glass processing, custom aluminum extrusion and window components for the Company's internal needs and for sale to third parties. The Company, which operates in one business segment, framed windows for the new construction, repair and remodeling market, has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey, Michigan, North Carolina and California, and most of its customers are located throughout the United States.

         (b)     Basis of Presentation and Consolidation

                 The Company is a wholly-owned subsidiary of RBPI Holding Corporation (Holdings). On May 9, 1997 the former shareholders of Holdings sold all of the common stock of Holdings (the Transaction) as described further in note 2. As a result of the Transaction, a new basis of accounting was established on that date (Successor) and therefore the periods before that date are not comparable to the Successor period. All amounts as of and for the periods ended May 9, 1997, March 28, 1997 and March 29, 1996 represent the Predecessor basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company utilizes a 52- or 53-week accounting period which ends on the Friday closest to March 31. Each of the years ended March 28, 1997 and March 29, 1996 included 52-weeks.

         (c)     Use of Estimates

                 Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (d)     Financial Instruments

                 The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is presented at values which approximate fair values at April 3, 1998 due to the instruments bearing interest rates at market rates. Subordinated debt with a carrying value of $70,000, had a fair value of $72,600 at April 3, 1998.

         (e)     Accounts Receivable

                 Credit is extended to customers in the normal course of business under normal trade terms. The Company has established an allowance for doubtful accounts of $2,335, $1,340, and $1,309, at April 3, 1998, May 9, 1997 and March
                 28, 1997, respectively, based upon the expected collectibility of its receivables. The Company wrote-off accounts receivable, net of recoveries, of $979, $66, $542 and $361, for the forty-seven week period ended April 3, 1998, six-week period ended May 9, 1997 and for the years ended March 28, 1997 and March 29, 1996, respectively.

         (f)     Long-Lived Assets

                 Effective March 30, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this statement had no material effect on the financial condition or results of operations of the Company for the year ended March 28, 1997 and all subsequent periods reported on.

         (g)     Inventories

                 Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out method, which is essentially the same as using the first-in, first-out method.

         (h)     Depreciation and Amortization

                 Buildings, leasehold improvements, and machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (buildings - 10 to 20 years; leasehold improvements - 10 years; machinery and equipment - 2 to 10 years). Capital leases are amortized over the shorter of the useful life of the leased asset or the lease term. Capital lease amortization is included in depreciation and amortization expenses.

         (i)     Intangible Assets

                 Intangible assets, consisting of goodwill and other intangible assets, are stated at cost. Goodwill of $138,198 is being amortized on a straight-line basis over a 40-year period. Other intangible assets consisting primarily of a covenant not to compete are being amortized over five years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. At April 3, 1998, no such impairment existed. Accumulated amortization of intangible assets totaled $1,558 at April 3, 1998.

         (j)     Cash Equivalents

                 The Company considers all short-term highly liquid instruments, with an original maturity date of three months or less, to be cash equivalents.

         (k)     Revenue Recognition

                 Revenue is recognized upon customer receipt. Estimated returns and allowances are not significant.

         (l)     Advertising Costs

                 Advertising costs are expensed as incurred. Advertising costs were $1,188, $82, $863 and $627 for the forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997 and for the years ended March 28, 1997 and March 29, 1996, respectively.

         (m)     Product Warranty

                 The Company's products are sold under warranty against defects in material and workmanship for a period ranging from one to ten years. An allowance for estimated future warranty is recorded in the period products are sold.

         (n)     Income Taxes

                 The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's operations are included in the consolidated tax return of Holdings. Income taxes have been calculated as if the Company filed a tax return on an individual basis.

         (o)     Stock-Based Compensation

                 The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires pro forma disclosure of net income as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its basic consolidated financial statements.

         (p)     Reclassifications

                 Certain amounts have been reclassified to conform to the 1998 presentation.

(2)      Stock Purchase

         On May 9, 1997, Wingate Partners, L.P. and certain selling stockholders sold the common stock of Holdings to Reliant Partners. The selling stockholders received $30,100 in cash and $9,800 of seller notes. In addition, the $6,200 of outstanding preferred stock was redeemed. In connection with the Transaction, the Company recognized $3,200 of compensation expense which is reflected in other expense in the statement of operations for the six weeks ended May 9, 1997. In connection with the Transaction and with the proceeds from the Senior Subordinated notes sold in conjunction therewith, $44,300 of existing long-term debt was repaid. The Company also recognized an extraordinary charge of $715 which is net of a tax benefit of approximately $369 relating to the extinguishment of this debt for the six weeks ended May 9, 1997.

         The Transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The purchase accounting adjustments associated with the Transaction have been "pushed- down" to the Company, and the consolidated financial statements for the period subsequent to May 9, 1997 are presented on the new basis of accounting established as of such date. The purchase price was allocated first to tangible and identifiable intangible assets acquired and liabilities assumed of the Company based upon estimates of their fair values, with the remainder allocated to goodwill as follows:

      Total purchase price                                         $ 39,900
      Transaction costs                                               2,158
                                                                   --------
                        Total purchase price                         42,058

      Less:
               Net book value of assets acquired                     (4,698)
               Seller transaction costs                                (250)
               Predecessor goodwill                                   9,492
                                                                   --------
                        Excess of cost over net book
                        value of assets acquired                   $ 46,602
                                                                   ========

      Adjustments to record assets acquired
      and liabilities assumed at fair value:
               Inventory                                           $    209
               Property, plant and equipment                          6,034
               Other assets                                             138
               Retirement of redeemable common
                 stock warrants                                       1,082
               Other liabilities, primarily
                 postretirement benefits                             (1,991)
               Deferred tax liabilities                                (477)
               Establishment of reserves for
                 closure of Houston facility concurrent
                 with the Transaction                                (3,151)
               Goodwill                                              44,758
                                                                   --------
                                                                   $ 46,602
                                                                   ========

         (3)     Acquisition

         On January 28, 1998, the Company purchased all of the capital stock of Care-Free Window Group ("Care-Free"), a privately held vinyl window manufacturing company, for $120,900 (the Acquisition). The Company financed the Acquisition through $5,000 of additional equity from its shareholder, $7,400 in cash, and $111,900 from a new bank credit facility.

         In connection with the Acquisition, the Company replaced its $25,000 credit facility with the new credit facility comprised of a $40,000, six-year senior secured credit facility (Revolving loan), a $40,000, six-year secured term loan ("Term loan A"), and a $65,000, six-year secured term loan ("Term loan B").

         The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The operations of Care-free have been included in the accompanying consolidated financial statements from the acquisition date. The purchase price was allocated first to tangible and identifiable intangible assets acquired and liabilities assumed based upon preliminary estimates of their fair values, with the remainder allocated to goodwill as follows:

                Calculation of excess of cost over book value:

              Purchase of CFA                                       $ 120,918
              Acquisition costs                                           584
                                                                    ---------
              Total purchase price                                  $ 121,502
                                                                    =========

                  The purchase price was allocated as follows:

              Current assets                                        $  20,116
              Property, plant and equipment                            27,941
              Intangible assets                                        93,440
              Current liabilities                                     (11,759)
              Reserve for closure of Care-Free facilities              (1,453)
              Debt assumed in Acquisition                              (1,953)
              Deferred taxes                                           (4,830)
                                                                    ---------
                                                                    $ 121,502
                                                                    =========

(4)      Proforma Financial Information (Unaudited)

         The following unaudited pro forma financial information summarizes the combined results of operations of the Company as if the Transaction (note 2) and Acquisition (note 3) had occurred as of March 30, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Transaction and Acquisition occurred on March 30, 1996, and does not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                          Year Ended
                                                                 ---------------------------
                                                                  April 3,        March 28,
                                                                    1998            1997
                                                                 ---------      ------------
                                                                        (Unaudited)
         Net sales                                                 302,804         291,052
         Income (loss) before income taxes                          (3,929)          1,414
         Income (loss) before extraordinary loss                    (3,050)            431
         Net Income (loss)                                          (4,176)            431

(5)      Long-Term Debt and Subordinated Debt

         (a)     Long-Term Debt

                                                      Successor                       Predecessor
                                                   ---------------        -----------------------------------
                                                    April 3, 1998           May 9, 1997       March 28, 1997
                                                    -------------           -----------       --------------
                 New credit facility:
                   Term loan A                       $   40,000                       --                --
                   Term loan B                           65,000                       --                --
                   Revolving loan                         8,300                       --                --

                 Old credit facility:
                   Senior term loan                          --                   16,827            17,327
                   Capital expenditure loan                  --                    4,600             4,600
                   Revolving loan                            --                   17,241            14,610
                   Note payable                              --                      749               749

                 Other notes payable                      2,067                      444               286
                                                     ----------               ----------        ----------
                                                        115,367                   39,861            37,572
                 Less current portion                    (1,824)                  (3,644)           (3,464)
                                                     ----------               ----------        ----------
                                                     $  113,543                   36,217            34,108
                                                     ==========               ==========        ==========

         The new credit facility consisting of the Term loan A, Term loan B and a Revolving loan are collateralized by all the assets of the Company. The new credit facility is subject to covenants that, among other things, impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios. At April 3, 1998 the Company had complied with all covenants under its new credit facility.

         Term loan A and Term loan B have interest payable in quarterly installments at Eurodollar rates plus 2.25% and 2.50%, respectively. The interest rates at April 3, 1998 approximated 7.88% and 8.13% for Term loan A and Term loan B, respectively.

         As part of its new credit facility, the Company is required to effectively fix its interest rate cost within a defined interest rate range on a minimum of $55,000 of its total outstanding Term loans. As a result of this requirement the Company entered into an arrangement with its primary lender in which the interest rate range is 7.50% to 8.25% (Term loan A) and 7.75% to 8.50% (Term loan B) on $55,000 of its total outstanding Term loans. Interest rate changes in the Eurodollar which cause the interest cost to be in excess of the cap of 8.25% and 8.50%, respectively, are reimbursed to the Company by the bank, while interest rate cost below the 7.50% and 7.75%, respectively, are paid to the bank by the Company, effectively locking the Company's minimum and maximum interest rates on $55,000 of its outstanding Term loans at the ranges discussed above. The Company is subject to credit risk, which is inherent in all swaps, and has minimized such risk through the use of its primary lender. There are no fees associated with the arrangement and through April 3, 1998 interest rates have not fallen outside of the ranges.

         At April 3, 1998, the Company had additional borrowing availability of $21,000 under its Revolving loan, which is limited to 85% of the eligible accounts receivable plus 50% of eligible inventory. The Revolving loan bears interest based on the prime rate plus 1.25% or the Eurodollar rate plus 2.5%, at the Company's option, (7.88% at April 3, 1998) and is due December 2003. The Company must pay an annual commitment fee of 1/2 of 1% of the unused portion of the Revolving loan payment quarterly. In addition, at April 3, 1998, the Company had outstanding letters of credit totaling $2,600.

         (b)     Subordinated Debt

                                               Successor                     Predecessor
                                            --------------        -----------------------------------
                                             April 3, 1998          May 9,1997      March 28, 1997
                                             -------------          ----------      --------------
         Subordinated notes                   $   70,000                   --                 --
         Subordinated notes payable to
                related parties                       --               4,600               4,600
         Promissory note payable to
                Redman Industries, Inc.               --               1,097               1,155
                                              ----------            --------           ---------
                                              $   70,000               5,697               5,755
                                              ==========            ========           =========

         In connection with the Transaction, certain existing indebtedness of the Company was repaid subsequent to May 9, 1997, including amounts outstanding under the old credit facility, subordinated note payables, and promissory note payable. The repayment was financed through the offering of $70,000, 10 7/8% senior subordinated notes maturing May 2004. The 10 7/8% senior subordinated notes are jointly and severally, and fully and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries. The notes are subject to covenants that among other things, impose limitations on capital expenditures, investments and restrict certain payments and distributions. At April 3, 1998, the Company had complied with all covenants under its senior subordinated notes.

         (c)     Guarantor Subsidiaries

         The condensed summarized information of these guarantor subsidiaries is as follows. Separate financial statements and other disclosures concerning such guarantor subsidiaries have not been presented because management has determined that such information is not material to investors.

                                                       Successor                Predecessor
                                                     -------------     ----------------------------
                                                     April 3, 1998     May 9,1997    March 28, 1997
                                                     -------------     ----------    --------------

         Cash and cash equivalents                     $       --             295             44
         Accounts receivable, net                          17,160           7,470          7,121
         Raw materials                                      7,921           3,297          3,402
         Finished product and work in process               2,693           2,260          2,200
         Other current assets                               5,862           1,525          3,169
         Property, plant and equipment, net                32,717           3,850          3,937
         Intangible assets, net                           105,290           1,095          1,101
                                                       ----------      ----------     ----------
                 Total assets                          $  171,643          19,792         20,974
                                                       ==========      ==========     ==========

         Accounts payable                                   7,452           1,388          1,278
         Accrued expenses                                   5,543           1,205            971
         Current portion of long-term debt                    887             440            410
         Long-term debt                                     1,180             550            566
         Other liabilities                                  4,678             420            421
         Intercompany payable                              32,327          26,240         26,567
         Net equity                                       119,576         (10,451)        (9,239)
                                                       ----------      ----------     ----------
                 Total liabilities and net equity      $  171,643          19,792         20,974
                                                       ==========      ==========     ==========


                                                       Successor                     Predecessor
                                                     -------------    ---------------------------------------
                                                      Forty-seven      Six weeks        Year          Year
                                                      weeks ended        ended         ended         ended
                                                        April 3,         May 9,       March 28,    March 29,
                                                          1998           1997           1997          1996
                                                     -------------    -----------    -----------   ----------
         Net Sales                                     $   74,066           7,358        61,913      58,700
         Cost of products sold                             61,674           6,149        53,809      49,986
         Selling, general, and administrative              17,667           2,916        13,889      13,823
         Interest expense                                   1,315             125         1,413       1,372
         Income tax benefit                                (2,201)           (620)       (2,438)     (2,276)
                                                       ----------      ----------     ---------    --------

         Net loss                                      $   (4,389)         (1,212)       (4,760)     (4,205)
                                                       ==========      ==========     =========    ========

         Net cash provided by (used) in operating
           activities                                  $   (4,243)            609        (7,917)     (2,175)
         Net cash used in investing activities             (1,163)            (11)         (922)     (5,042)
         Net cash provided by (used in) financing
           activities                                       5,111            (347)        8,776       7,413
                                                       ----------      ----------     ---------    --------

         Increase (decrease) in cash and cash
           equivalents                                 $     (295)            251           (63)        196
                                                       ==========      ==========     =========    ========


         (d)     Debt Issuance Costs

                 Debt issuance costs relate to costs incurred in the placement of the Company's long-term debt and Subordinated debt and are being amortized on a straight-line basis which approximates the effective interest method, over the terms of the respective loans (six to seven years). Amortization expense for the forty-seven weeks ended April 3, 1998 was $604 and has been included as interest expense in the accompanying consolidated financial statements. As part of the Acquisition, the Company replaced its existing credit facility and recognized an extraordinary charge for debt issuance costs of $411, which is net of a tax benefit of $212.

                 The annual maturities of long-term debt at April 3, 1998 are:

                                      Long-Term Debt         Subordinated Debt         Total
                                      --------------         -----------------         -----
                 1999                   $     1,824                   --                 1,824
                 2000                         5,490                   --                 5,490
                 2001                         9,690                   --                 9,690
                 2002                        10,750                   --                10,750
                 2003                        10,750                   --                10,750
                 Thereafter                  76,863               70,000               146,863
                                        -----------               ------               -------
                                        $   115,367               70,000               185,367
                                        ===========               ======               =======

(6)  Preferred Stock and Common Stock Warrants of Holdings

     (a)     Preferred Stock - Successor Period

     On January 28, 1998, Holdings issued 940,084 shares (1,000,000 shares authorized) of $0.01 par Series C cumulative preferred stock for $5.00 per share. The preferred stock ranks ahead of the authorized and outstanding common stock with respect to dividend rights and rights on liquidation, winding up and dissolution of Holdings. The holders of the shares of preferred stock are entitled to receive, when and as declared by the Board of Directors, fully cumulative cash dividends at the annual rate of $0.75 per share. The intent of the Company is to fund all dividends declared on the preferred stock. Holdings' preferred stock has been classified in the Company's shareholder's equity, at the amount contributed by Holdings, as the redemption of such shares is under the sole control of Holdings.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Holdings, the holders of shares of preferred stock then outstanding shall be entitled to be paid out of the assets of Holdings an amount in cash equal to $5.00 for each share outstanding plus an amount in cash equal to all accrued, but unpaid dividends. At April 3, 1998 no dividends had been declared.

     (b) Redeemable Preferred Stock and Common Stock Warrants - Predecessor Periods

     On April 29, 1996, Holdings entered into a Preferred Stock Purchase Agreement with an outside glass supplier for the issuance and sale to the investor of 6,000 shares of its authorized but unissued 10% cumulative nonvoting preferred stock, $0.01 par value, for a purchase price of $1,000 per preferred share. The preferred stock was mandatorily redeemable by Holdings under certain circumstances, including a transaction that results in a change of control of Holdings. The proceeds from the purchase were used to redeem previously outstanding preferred stock totaling $5,400, including all accrued but unpaid dividends. As part of the Transaction dated May 9, 1997, the redeemable preferred stock was redeemed for a total of $6,200.

     In connection with the issuance of the old credit facility, Holdings issued redeemable warrants to the senior lenders to purchase 30,928 shares of Holdings' common stock. The warrants are exercisable at $1 per share and expire on September 8, 1999. The warrants contain a put provision that would require Holdings to repurchase the warrants at a price based upon various formulas. The redeemable warrants were recorded at their original stated value of $770 plus accretion from their original stated values. In conjunction with the Transaction dated May 9, 1997, the warrants were retired for $1,082.

     As Holdings had no source of funds other than the Company, any mandatory redemption of the preferred stock issued by Holdings, or a put exercise under the redeemable warrants could be funded only from dividends by the Company to Holdings. As such, the Company has reflected the preferred stock issued pursuant to the Preferred Stock Purchase Agreement and redeemable warrants at the Company level as redeemable securities.

(7)  Leases

     At April 3, 1998, the Company has noncancelable commitments under operating leases consisting primarily of manufacturing and corporate facilities through fiscal year 2005 as follows:

             1999                                                               $  5,341
             2000                                                                  4,595
             2001                                                                  3,205
             2002                                                                  2,562
             2003                                                                  2,267
             Thereafter                                                            7,365
                                                                               ---------
             Total Minimum Payments                                             $ 25,335
                                                                                ========

     Rent expense was $3,558, $200, $4,100 and $3,700 for the forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997, and years ended March 28, 1997 and March 29, 1996, respectively.

(8)  Income Taxes

     Income tax expense (benefit) consists of the following:

                                       Successor                      Predecessor
                                    ---------------      ------------------------------------------
                                      Forty-seven         Six weeks       Year            Year
                                      weeks ended           ended         ended           ended
                                        April 3,            May 9,      March 28,       March 29,
                                          1998               1997          1997           1996
                                    ---------------      -----------   -----------     ------------
             Current:
                Federal              $    (264)              (778)        1,668           1,021
                State                      430                 50           400             212
                                     ---------            -------        ------         -------
                                           166               (728)        2,068           1,233
                                     ---------            -------         -----           -----

             Deferred:
                Federal                 (1,170)              (118)         (158)           (385)
                State                     (163)                --            18              95
                                     ---------            -------        ------         -------
                                        (1,333)              (118)         (176)           (480)

                                     $  (1,167)              (846)        1,892             753
                                     ---------            -------        ------         -------

     The Company recorded current tax benefits of $264 and $778 for the forty-seven weeks ended April 3, 1998 and the six weeks ended May 9, 1997, respectively. The current tax benefits will be realized through the carryback of net operating losses to offset taxable income reported in prior years and are reflected in taxes receivable at the respective balance sheet dates.

     Actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before income taxes and extraordinary loss), as follows:

                                             Successor                        Predecessor
                                           --------------        -----------------------------------------
                                            Forty-seven          Six weeks        Year             Year
                                            weeks ended             ended        ended            ended
                                              April 3,             May 9,      March 28,        March 29,
                                                1998                1997          1997             1996
                                           --------------        ----------    ----------      -----------
     Provision at statutory rate           $   (1,880)               (836)         1,443            530
     Amortization of goodwill                     464                  13             96             96
     Business meals and entertainment              71                   7             30             34
     State taxes, net of federal benefit          178                  33            264             77
     Other                                         --                 (63)            59             16
                                           ----------            ---------      --------       --------
     Total                                 $   (1,167)               (846)         1,892            753
                                           ----------            --------       --------       --------

     Deferred income taxes are determined using the liability approach, which considers the future tax consequences of differences between financial accounting and tax bases of assets and liabilities. The temporary differences that comprise deferred tax assets and liabilities are as follows:

                                                         Successor              Predecessor
                                                       -------------    --------------------------
                                                          April 3,         May 9,       March 28,
                                                            1998            1997          1997
                                                       -------------    -----------    -----------
     Deferred tax assets:
        Insurance reserves                                $   349            338            338
        Allowance for doubtful accounts                       797            458            449
        Employee benefits                                   1,206            588            557
        Retiree benefit obligation                            607             --             --
        Restructuring reserves                              1,258             --             --
        Product warranty                                      532            178            197
        Other                                                 510            257            212
                                                           ------        -------        -------
             Total gross deferred tax assets                5,259          1,819          1,753
        Less valuation allowance                               --             --             --
                                                          -------        -------        -------
             Net deferred tax assets                        5,259          1,819          1,753
                                                          -------        -------        -------
     Deferred tax liabilities:
        Book-over-tax basis of inventory                      110            351            355
        Property, plant and equipment                       9,079          3,433          3,480
        State deferred taxes                                  382             --             --
        Other                                                 252            389            390
                                                          -------        -------        -------
             Total gross deferred tax liabilities           9,823          4,173          4,225
                                                          -------        -------        -------
             Deferred tax liability                       $ 4,564          2,354          2,472
                                                          -------        -------        -------

             In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based primarily upon the reversal of existing taxable temporary differences, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9)  Accrued Expenses

     Accrued expenses consist of the following:

                                                         Successor              Predecessor
                                                       -------------     -------------------------
                                                          April 3,         May 9,       March 28,
                                                            1998            1997          1997
                                                       -------------     ---------     -----------
     Employee compensation and benefits                 $   5,193          5,558          3,774
     Insurance                                              1,027          1,285            995
     Interest                                               4,685            463            443
     Product warranty                                         969            191            244
     Sales incentives                                         678            499            304
     Restructuring reserve                                  2,306             --             --
     Other                                                  2,392          1,257            943
                                                        ---------        -------        -------
                                                        $  17,250          9,253          6,703
                                                        ---------        -------        -------


(10) Restructuring Reserves

     In connection with the Transaction and the Acquisition, the Company established restructuring reserves relating to the closure of certain corporate and functional facilities. The reserves were recorded in accordance with Emerging Issues Task Force (EITF) No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Additionally, other restructuring reserves were established and charged to operations relating to closing and consolidation of certain facilities. The reserves were recorded in accordance with EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The reserve activity follows:

           Balance at May 9, 1997 (Predecessor)                                 $     --
             Provisions:
                Transaction - increase in goodwill                                 3,151
                Acquisition - increase in goodwill                                 1,453
                Charged to statement of operations                                 1,044
                Cash payments                                                     (1,948)
                                                                                --------
           Balance at April 3, 1998                                             $  3,700
                                                                                --------

     At April 3, 1998, the remaining restructuring reserve of $3,700 relates primarily to lease commitments and severance payments. The Company expects to complete its plan of restructuring by December 31, 1998. At April 3, 1998 the Company has classified $1,394 of the restructuring reserve as non-current relating to lease commitment periods, and is included in other liabilities.

     (11)  Pension Plans and Postretirement Benefit Plans

     The Company sponsors defined contribution retirement plans (401(k)) and a supplemental retirement plan covering substantially all its employees. Eligible employees may contribute up to 15% of their compensation (19% at one subsidiary). The Company matches 50% of the first 6% deferred by the employees, (the lesser of 25% of the employee's contribution or 1% of the employee's annual salary at one subsidiary). Employees are eligible to participate in the 401(k) plan after one year of employment and vest in the Company's matching contribution ratably over five years. Defined contribution expense for the plans was $651, $41, $599 and $572 for the forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997, and years ended March 28, 1997 and March 29, 1996, respectively.

     The Company provides medical and life insurance benefits to retired employees and their dependents under an employer sponsored plan at one of its manufacturing facilities. Generally, the plan pays for most medical expenses reduced by payments made by government programs and any plan deductibles. The Company is self-insured for these costs and has no plan assets.

     The following table sets forth the amount included in the accumulated postretirement benefit obligation (APBO) in the Company's consolidated balance sheet at April 3, 1998:


                            Retirees                             $    693
                            Fully Eligible Plan Participants        1,093
                                                                 --------
                            Total APBO                           $  1,786
                                                                 ========


     The APBO was determined using an assumed discount rate of 7 1/2%. The assumed medical cost trend rate is 9%, decreasing gradually to 5% over nine years.

(12) Incentive Stock Plans

     (a)   Stock Option Plan - Holdings

     Holdings adopted a Stock Option Plan (the Plan) on January 28, 1998 in order to provide incentives to certain officers and employees of the Company by granting options to purchase common stock of holdings. Stock options totaling 69,663 were granted during the forty-seven weeks ended April 3, 1998. The options were granted with an exercise price of $20 per share, equal to the fair value on such dates. The options vest ratably over five years and expire after ten years from the date of grant.

     At April 3, 1998, 69,663 options were outstanding, none of which were exercisable and 6,591 options were available for grant. For a period of one year after an employee's termination of employment for any reason, Holdings has the option to purchase such options at a price equal to the difference between fair market value of such shares, for which options are exercisable by such employee, and the exercise price. The Company had recorded no compensation expense and any difference that may exist in the future between the fair market value and exercise price of $20 per share upon a cash settlement, will be charged to expense in the period that such options are settled.

     The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined for grants based on the fair value at the grant date of awards consistent with the provisions of SFAS No. 123, the Company's net loss would have increased from $(4,774) to $(4,834) for the forty-seven weeks ended April 3, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 0%; risk-free interest rates of 5.58% to 6.67%; and expected lives of ten years. The weighted average fair value per share of the options granted during the period is estimated to be $9.50.


     (b)   Incentive Stock Units - Predecessor

     The Company and certain officers and key executives (the Employees) had entered into separate Incentive Stock Units Agreements (the Units) whereby, upon the occurrence of certain transactions or events, the Employees were entitled to receive compensation based upon a prescribed formula. On May 9, 1997, such event occurred (see note 2) triggering the exercise of the units. As a result, the Company recognized $3,200 of compensation expense related to the incentive stock units which is included in other expense for the six weeks ended May 9, 1997.

(13) Related Party Transactions

     The Company was charged $1,283, $39, $350, and $528 by various related parties for the forty-seven week period ended April 3, 1998, the six weeks ended May 9, 1997 and the years ended March 28, 1997 and March 29, 1996, respectively, for management services and consulting fees.

     The Company purchased $11,037 and $9,985 of glass in the years ended March 28, 1997 and March 29, 1996, respectively from the predecessor preferred stockholders.

(14) Commitments And Contingencies

     The Company is involved in various claims, suits, and complaints incidental to its business. In the opinion of management, these claims and legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     As part of the Transaction, Holdings issued $9,800 of notes payable to the selling stockholders (Seller Notes). The Seller Notes are due May 2007, with interest payable semi-annually at an interest rate of 10%, with the base rate increasing. Holdings has the option to defer the scheduled interest payments. Such deferral causes the interest rate on such scheduled payments to increase to 12%. The Seller Notes are unsecured. Such Seller Notes have not been "pushed-down" to the Company because the Company has not guaranteed or pledged its assets with respect to the Seller Notes. Future principal and interest payments on the Seller Notes are expected to be funded by the Company, through the payment of dividends as principal and interest payments are made on the Seller Notes as required. The Seller Notes are subject to covenants that, among other things, impose limitations on additional indebtedness, capital expenditures, investments, restrict certain payments and distributions on Holdings and the Company. At April 3, 1998, the Company had complied with all covenants under its Seller Notes.

(15)  Credit Risk Concentrations

     Concentrations of credit risk with respect to trade receivables are limited due to the Company's wide variety of customers and the many markets to which the Company's products are sold, as well as the many different geographic areas in which such customers and markets are located. As a result, at April 3, 1998, the Company does not believe it has any significant concentrations of credit risk. No single customer in the forty-seven week period ending April 3, 1998, the six week period ended May 9, 1997, or the years ended March 28, 1997 or March 29, 1996 accounted for more than 10% of net sales.

(16) New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997. The Company currently has no items of comprehensive income other than net income
     (loss). The Company has not yet completed its analysis of SFAS 131 and whether segment disclosure may be required in the future.

     In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and will be applied on a prospective basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1998                     RELIANT BUILDING PRODUCTS, INC.

                                        By:/s/ VIRGIL D. LOWE
                                           ----------------------------------
                                           Virgil D. Lowe, Vice President

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of Reliant Building Products, Inc., hereby appoint David G. Fiore and Virgil D. Lowe, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities indicated below, which said attorneys and agents, and each of them, may deem necessary or advisable to enable such corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments hereto, and we hereby ratify and confirm that such attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----

/s/ DAVID G. FIORE                 Chairman, President and Chief                        July 1, 1998
----------------------------       Executive Officer
David G. Fiore

/s/ VIRGIL D. LOWE                 Director and Chief Financial                         July 1, 1998
----------------------------       Officer (Principal Financial and
Virgil D. Lowe                     Accounting Officer)


/s/  BRADFORD E. BERNSTEIN         Director                                             July 1, 1998
--------------------------
Bradford E. Bernstein

/s/ MICHAEL L. GEORGE              Director                                             July 1, 1998
----------------------------
Michael L. George

/s/ STEVEN B. GRUBER               Director                                             July 1,  1998
----------------------------
Steven B. Gruber

/s/ ROBERT B. HENSKE               Director                                             July 1, 1998
----------------------------
Robert B. Henske

/s/ JAMES M. PATELL                Director                                             July 1, 1998
--------------------
James M. Patell

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report to security holders covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material with respect to any annual or other meeting of security holders has been sent to security holders of the Registrant.

                                                                     Schedule II

                        RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                           (In thousands of dollars)

                                        Additions Charged to:

                                                 Balance at       Costs                                Balance at
                                                 beginning         and          Other                    end of
           Description                            of period      expenses        (1)    Deductions       period
           -----------                           ----------      --------       ----    ----------     ----------
Allowance for doubtful accounts:
   Year ended March 29, 1996
     - Predecessor                                $  941          1,057            --      (361)          1,637
   Year ended March 28, 1997
     - Predecessor                                 1,637            214            --      (542)          1,309
   Six weeks ended May 9, 1997
     - Predecessor                                 1,309             97            --       (66)          1,340
   Forty-seven weeks ended April 3, 1998
     - Successor                                   1,340            380          1,594     (979)          2,335

Reserve for inventory obsolescence:
   Year ended March 29, 1996
     - Predecessor                                    29             27            --       --               56
   Year ended March 28, 1997
     - Predecessor                                    56             43            --       --               99
   Six weeks ended May 9, 1997
     - Predecessor                                    99             23            --        (3)            119
   Forty-seven weeks ended April 3, 1998
     - Successor                                     119            318            700     (350)            787


(1) Represents the acquisition balances at the date of the Care-Free acquisition.

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------
2.1            Stock Purchase Agreement dated as of March 27, 1997 by and between the Stockholders named therein and
               Reliant Partners, L.P.*

2.2            First Amendment to Stock Purchase Agreement dated as of May 9, 1997 by and between Reliant Partners, L.P.,
               Reliant Partners II, L.P., David G. Fiore, Virgil D. Lowe, Jack L. Morris, Rodney Vickers, Charles E. Still
               and James R. Trigg, Jr. and the Stockholders named herein*

2.3            Stock Purchase Agreement dated December 17, 1997 between Reliant Building Products, Inc. as "Buyer" and the
               Stockholders, Warrant Holders, and Option Holders of CFS Holding Company as "Sellers" (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26,
               1997)

3.1            Restated Certificate of Incorporation of Reliant Building Products, Inc.*

3.2            Certificate of Amendment to Certificate of Incorporation of Reliant Building Products, Inc. filed September
               7, 1993*

3.3            Certificate of Amendment to Certificate of Incorporation of Reliant Building Products, Inc. filed May 8,
               1997*

3.4            Bylaws of Redman Building Products, Inc.*

4.1            Indenture dated as of May 9, 1997, between the Company, the Guarantors and Bank One, Columbus NA, as
               Trustee, relating to the Notes.*

4.2            Form of 10 7/8% Senior Subordinated Notes due 2004, Series B (included in Exhibit 4.1)*

10.1           Stockholders Agreement dated as of May 9, 1997 by and among RBPI Holding Corporation and the Stockholders named therein*

10.2           Registration Rights Agreement date as of May 9, 1997 by and among RBPI Holding Corporation and the
               Stockholders named therein*

10.3           Consulting Agreement dated as of May 9, 1997 by and between the Company and George Group, Inc.*

10.4           Acquisition Advisory Services Fee Letter dated March 27, 1997 by and between RBPI Holding Corporation and
               George Group Inc.*

10.5           Employment Agreement dated as of April 1, 1997 by and between the Company and David G. Fiore*

10.6           Employment Agreement dated as of March 31, 1994 by and between the Company and Virgil D. Lowe*

10.7           RBPI Holding Corporation Nonqualified Stock Option Plan*

10.9           Credit Agreement dated January 28, 1998 between RBPI Holding Corporation and Reliant Building Products,
               Inc. as "Borrower," Canadian Imperial Bank of Commerce as "Documentation Agent," and The Chase Manhattan
               Bank as "Administrative Agent"  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1997)

10.10          Guarantee and Collateral Agreement between RBPI Holding Corporation and Reliant Building Products, Inc. as
               "Borrower" and The Chase Manhattan Bank as "Administrative Agent."  (incorporated by reference from the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1997)

21.1           Subsidiaries of the Company

24.1           Power of Attorney (included on signature page)

27.1           Financial Data Schedule


---------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-4, Registration No. 333-30699, dated July 2, 1997.