Form 10-Q
period 1998-07-03
RELIANT BUILDING PRODUCTS INC
filed 1998-08-17
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                 FORM 10-Q

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 1998 or
   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number 333-30699

                         RELIANT BUILDING PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                                        75-1364873
  (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

             3010 LBJ Freeway, Suite 400, Dallas, Texas  75234
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


Number  of  shares  Common  Stock  outstanding  as  of  August  15,  1998: 1,000

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           QUARTER ENDED JULY 3, 1998
                                    INDEX


PART  I.    FINANCIAL  INFORMATION
-----------------------------------------------------

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
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               JULY 3,      APRIL 3,
                                                                 1998         1998
                                                             ------------  ----------
ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                  $     2,348   $     737
  Accounts receivable                                             36,250      28,638
  Inventories                                                     21,176      21,929
  Deferred tax assets                                              3,889       3,889
  Prepaid expenses and other current assets                        4,720       5,896
                                                             ------------  ----------
Total current assets                                              68,383      61,089

Property, plant, and equipment                                    53,837      55,364
Intangible assets, net                                           136,210     137,036
Other assets                                                       6,084       5,955
                                                             ------------  ----------
Total assets                                                     264,514     259,444
                                                             ============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                18,416      14,654
  Accrued expenses                                                15,984      17,250
  Current portion of long-term debt                                2,015       1,824
                                                             ------------  ----------
Total current liabilities                                         36,415      33,728

Long-term debt                                                   116,070     113,543
Deferred income taxes                                              8,453       8,453
Other liabilities                                                  3,915       3,709
Subordinated debt                                                 70,000      70,000
                                                             ------------  ----------
Total liabilities                                                234,853     229,433

Shareholder's equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                              1           1
  Preferred stock of Holdings, stated at amount contributed        4,700       4,700
  Additional paid-in capital                                      30,149      30,084
  Accumulated deficit                                             (5,189)     (4,774)
                                                             ------------  ----------
Total shareholder's equity                                        29,661      30,011
                                                             ------------  ----------
Total liabilities and shareholder's equity                   $   264,514   $ 259,444
                                                             ============  ==========


                             See accompanying notes.

                        RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS)



                                                           SUCCESSOR               PREDECESSOR
                                                 -------------------------------  -------------
                                                    QUARTER        SEVEN WEEKS      SIX WEEKS
                                                     ENDED            ENDED           ENDED
                                                  JULY 3, 1998    JUNE 27, 1997    MAY 9, 1997
                                                 --------------  ---------------  -------------
Net sales                                        $      78,944   $       23,681   $     20,095
Cost of products sold                                   60,318           18,175         14,852
                                                 --------------  ---------------  -------------
Gross profit                                            18,626            5,506          5,243
Selling, general and administrative                     14,917            4,626          3,765
                                                 --------------  ---------------  -------------
Income from operations                                   3,709              880          1,478
Interest expense, net                                    4,626            1,104            587
Other expenses                                               -                -          3,350
                                                 --------------  ---------------  -------------
Loss before income taxes and extraordinary item           (917)            (224)        (2,459)
Income tax benefit                                        (502)            (125)          (846)
                                                 --------------  ---------------  -------------
Loss before extraordinary item                            (415)             (99)        (1,613)
Extraordinary loss, net of tax benefit                       -                -            715
                                                 --------------  ---------------  -------------
Net loss                                         $        (415)  $          (99)  $     (2,328)
                                                 ==============  ===============  =============


                             See accompanying notes.


                            RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)


                                                            SUCCESSOR       PREDECESSOR
                                                          --------------  ---------------
                                                             QUARTER        SEVEN WEEKS      SIX WEEKS
                                                              ENDED            ENDED           ENDED
                                                           JULY 3, 1998    JUNE 27, 1997    MAY 9, 1997
                                                          --------------  ---------------  -------------
Cash flows from operating activities:
Net loss                                                  $        (415)  $          (99)  $     (2,328)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
  Extraordinary loss from early debt retirement                       -                -            715
  Depreciation and amortization                                   3,930              946            535
  Non-cash interest expense                                         227               71             63
  Deferred income taxes                                               -              272           (118)
  Provision for doubtful accounts                                   687               89            130
  Compensation expense related to incentive stock units               -                -          3,181
  Other                                                             (64)             (67)          (229)

  Changes in operating assets and liabilities:
    Accounts receivable                                          (8,299)            (271)        (1,436)
    Inventories                                                     753              668           (829)
    Prepaid expenses and other current assets                     1,176               75         (1,540)
    Accounts payable and accrued expenses                         2,496           (3,569)         4,305
    Other                                                            (1)            (648)            (1)
                                                          --------------  ---------------  -------------
Net cash provided by (used in) operating activities                 490           (2,533)         2,448

Investing activities:
  Purchases of property, plant and equipment                     (1,553)            (347)          (198)
  Proceeds from sale of property, plant and equipment                22               16             43
                                                          --------------  ---------------  -------------
Net cash used in investing activities                            (1,531)            (331)          (155)

Financing activities:
  Net proceeds (payments) from revolving loan                     3,600          (38,668)         2,631
  Proceeds from subordinated debt                                     -           70,000              -
  Proceeds from long-term debt                                      332                -              -
  Principal payments on long-term debt                           (1,214)          (5,838)          (648)
  Redemption of preferred stock                                       -           (6,187)             -
  Payment of debt issue costs                                       (66)          (3,373)             -
  Payment of dividends to Holdings                                    -           (8,890)             -
                                                          --------------  ---------------  -------------
Net cash provided by financing activities                         2,652            7,044          1,983
                                                          --------------  ---------------  -------------

Increase in cash and cash equivalents                             1,611            4,180          4,276
Cash and cash equivalents at beginning of period                    737            4,458            182
                                                          --------------  ---------------  -------------
Cash and cash equivalents at end of period                $       2,348   $        8,638   $      4,458
                                                          ==============  ===============  =============

Supplementary Information:
  Cash paid for interest                                  $       5,483   $           14   $        480
                                                          ==============  ===============  =============
  Cash paid for income taxes                              $           -   $        1,032   $          -
                                                          ==============  ===============  =============


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

2.    Basis  of  Presentation

The accompanying unaudited consolidated financial statements of the Company (the "Successor") and Redman Building Products, Inc. (the "Predecessor") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Predecessor's financial results represent activity prior to the closing of the stock purchase agreement of May 9, 1997 (the "Transaction"), in which the former shareholders of RBPI Holding Corporation ("Holdings") sold all of the common stock of Holdings. As a result, a new basis of accounting was established, and therefore the periods before that date are not comparable to the Successor period.

The balance sheet at April 3, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Form 10-K filed with the Securities and Exchange Commission on July 2, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarter ended July 3, 1998 included 13 weeks.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

4.    Inventories

                                    JULY 3, 1998   APRIL 3, 1998
                                    -------------  --------------
Raw materials                       $      16,994  $       15,767
Finished goods and work-in-process          4,182           6,162
                                    -------------  --------------
                                    $      21,176  $       21,929
                                    =============  ==============

5.    New  Accounting  Pronouncements

Effective April 4, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which was issued in March 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. In accordance with the SOP, costs incurred prior to the initial adoption, whether capitalized or not, have not been adjusted. The adoption of this SOP did not have a material effect on the results of operations.

Effective  April  4, 1998, the Company adopted SFAS 130, Reporting Comprehensive
Income.    The Company currently has no items of comprehensive income other than net  income  (loss).

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting of the Costs of Start-up Activities which is effective for financial statements issued for periods beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SOP 98-5 in the first quarter  of  fiscal  year  2000.

The Company is assessing the reporting and disclosure requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments and related disclosures about products, services, geographic areas and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its April 2, 1999 consolidated financial statements and has not determined if segment disclosures will be required.

The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative
instruments  and  hedging  activities.    This  statement  requires  that  all
derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. The statement amends and supersedes a number of existing statements of Financial Accounting Standards, and nullifies or modifies a number of the consensus reached by the Emerging Issues Task Force. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. At the present time, the Company has not quantified the effect of adoption or continuing impact of such adoption. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2001.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
            --------------------------------------------------------
                OPERATIONS  AND  FINANCIAL  CONDITION
                -------------------------------------

THE  COMPANY

Reliant Building Products, Inc. (the "Company"), is one of the nation's largest manufacturers of aluminum and vinyl, or non-wood, framed windows. The Company's products are marketed under well-recognized brand names including ALENCO, CARE-FREE, KLIMA-TITE, ALPINE WINDOWS, ULTRA, BUILDERS VIEW and GAPCO. The products are marketed across all major price points. As a result of the January 28, 1998 acquisition (the "Acquisition") of all the capital stock of Care-Free Window Group ("Care-Free"), a privately held vinyl window company, the Company has developed a significant national manufacturing and marketing presence. Window products include insulated and thermal break windows, storm windows, single and double-hung windows and casements. Door products include hinge doors, storm doors and patio doors. The Company manufactures its products at eight facilities in California, Georgia, Michigan, New Jersey, North Carolina, Tennessee, Texas and Washington. The Company distributes its products through an extensive nationwide network of distributors and Company distribution facilities in Arizona, California and Louisiana. All of these products are marketed primarily for use in new construction, manufactured housing, repair and remodeling and to a lesser degree the do-it-yourself market.

The Company supplements its window business through the manufacture of related products such as processed glass, custom aluminum extrusion and window components for the Company's internal needs and for sale to third parties. The Company believes that its vertically integrated operations provide it with an enhanced ability to serve its customers, significant manufacturing flexibility, a reliable supply of low-cost components and a reduction in working capital requirements. The Company also operates an aluminum scrap recasting facility on a joint venture basis, providing approximately one-third of the Company's aluminum billet requirements.

RESULTS  OF  OPERATIONS

First  Quarter  Ended July 3, 1998 Compared to First Quarter Ended June 27, 1997

For purpose of comparison of the quarter ended July 3, 1998 to the quarter ended June 27, 1997, the financial statements for the six weeks ended May 9, 1997 (the "Predecessor Period") and the seven weeks ended June 27, 1997 ("Successor Period") have been combined. Significant fluctuations resulting from the application of push-down of purchase accounting relating to the Transaction have been separately identified. Additionally, significant fluctuations relating to the Acquisition have been separately identified.

Net  Sales.   Net sales increased $35.1 million, or 80.3%, from $43.8 million in the quarter ended June 27, 1997 ("Prior Period") to $78.9 million for the quarter ended July 3, 1998 ("Current Period"). This increase was primarily due to the Acquisition. Excluding the sales from Care-Free and the closed Living Windows plant at Houston, Texas, net sales increased $5.1 million or 12.4% in the Current Period compared to the Prior Period. This increase is due to an increase in new construction sales during the Current Period compared to the Prior Period. The sales increase in this market was impacted, however, by product mix and competitive price pressures.

In comparing the aluminum and vinyl product sales for the Current Period to the Prior Period, aluminum window sales were up $6.6 million or 24.4%. This was primarily due to an increase in new construction sales and the expansion of the product line at the Bryan, Texas facility. Vinyl window sales were up $31.5 million, or 360.4% during the Current Period compared to the Prior Period. The increase in vinyl window sales is primarily due to the Acquisition.

Cost of Products Sold. Cost of products sold increased $27.3 million from $33.0 million for the Prior Period to $60.3 million for the Current Period. Expressed as a percentage of net sales, cost of products sold increased from 75.4% for the Prior Period to 76.4% for the Current Period. The Current Period includes a net increase in non-cash costs of $0.5 million (0.6% of net sales) resulting from the recognition in the statement of operations the effects of inventory and fixed asset purchase accounting adjustments related to the Acquisition and the Transaction. Also contributing to the increase in the Current Period were labor rate increases of $0.3 million (0.4% of net sales).

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $6.5 million from $8.4 million in the Prior Period to $14.9 million for the Current Period. Included in the increase is $0.4 million of fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives. Expressed as a percentage of net sales, selling, general and administrative expenses decreased from 19.2% in the Prior Period to 18.9% for the Current Period. This decrease is due primarily to the Company's continuing efforts to capitalize on its management efficiencies while increasing sales volume, and the elimination of fixed expenses associated with the Living Windows facility in Houston and the Fenesco facility in Dallas.

Interest Expense, Net. Interest expense increased $2.9 million from $1.7 million in the Prior Period to $4.6 million for the Current Period. This increase is due to a higher debt level in the Current Period as a result of the Acquisition and the Transaction.

Income Tax Expense. The Company's effective income tax rate (state and federal combined) was 54.7% for the Current Period as compared to an effective income tax rate (state and federal combined) of 34.0% for the Predecessor Period and a 55.8% tax rate for the Successor Period. The tax benefit rate of 54.7% is comparable to the 55.8% tax benefit rate in the Successor Period, and is premised on the Company's estimate that fiscal year 1999 will generate income before taxes and includes the effects of non-deductible expenses (primarily amortization of goodwill) as a result of the Transaction and the Acquisition. If the Company's estimate that income before income taxes for fiscal year 1999 changes in a subsequent interim period, or the Company does not generate income before income taxes for fiscal year 1999, the tax benefit recognized for the current period will be adjusted downward at such time as such determination is made. In such a case, the effect of such change in estimate could have a material adverse effect on results of operations for such period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities for the Current Period was $0.5 million compared to $0.1 million net cash used in operating activities for the Prior Period. This increase is primarily due to a smaller net loss in the Current Period, offset in part by increased working capital primarily related to increased accounts receivable.

Capital expenditures for the Current Period were $1.6 million compared to $0.5 million for the Prior Period. Capital expenditures during the Current Period were related primarily to manufacturing automation.

Cash flows provided by financing activities in the Current Period were $2.7 million compared to cash provided by financing activities of $9.0 million in the Prior Period. These funds were used primarily to fund the increase in working capital (principally accounts receivable) and capital expenditures. The credit agreement dated as of January 28, 1998 (the "Senior Credit Facility"), which consists of term loans of $105 million and a revolving line of credit (the "Revolver") of $40.0 million, was the principal source of cash in the Current Period. The Revolver is subject to availability under the borrowing base. The amount currently available under the borrowing base, equal to 85% of eligible receivables and 50% of eligible inventory, is approximately $34.4 million. As of August 4, 1998, $12.5 million was borrowed on the Revolver. Interest on borrowings under the Revolver, currently payable at 7.9%, is at 2.25% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

Interest payments on the 10 7/8% Senior Subordinated Notes due May 1, 2004 (the "Notes) and the Senior Credit Facility represent significant obligations of the Company. On May 1, 1998 the second semiannual interest payment on the Notes was made in the amount of $3.8 million. Shortly after the end of the Current Period, the Company made an interest payment on the Senior Credit Facility in the amount of $2.3 million. The Senior Subordinated Notes are jointly and severally, and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries.

The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolver will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and any amounts outstanding under the Senior Credit Facility). The ability of the Company to satisfy its capital requirements will be dependent upon future capital expenditure requirements, and the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.


OTHER  DATA  -  EBITDA


                Quarter Ended
             ------------------
             July 3,   June 27,
              1998      1997
            --------  ---------
EBITDA (1)  $  7,638  $   3,839

(1) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. EBITDA includes fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives of $0.5 million in the Current Period and $0.1 million in the Prior Period.

YEAR  2000  COMPLIANCE

The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate its accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 on its management information systems. The upgrade, to the latest release of its management information system software, which includes numerous enhancements and is Year 2000 compatible, is estimated to cost approximately $250,000 of which $100,000 was spent through July 3, 1998. The Company expects to be Year 2000 compliant on all these systems by January, 1999, however, no assurance can be made in this regard. The Company has initiated an evaluation of its major vendors, customers and manufacturing facilities, but has not completed such assessment and has not developed contingency plans in the event Year 2000 compliance is not obtained. The Company expects to complete the assessment by December 1998.

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

------
PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)  Reports  on  Form  8-K

A Current Report on Form 8-K was filed on February 5, 1998, and amended on April 10, 1998, to report that the Company purchased all of the capital stock of Care-Free Window Group.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    August  17,  1998            By:  /S/ Virgil Lowe
                                          -------------------
                                          Virgil  Lowe,
                                          Vice  President  and  Chief
                                          Financial  Officer
                                          (Principal  Financial  and
                                          Accounting  Officer)