Form 10-Q
period 1998-10-02
RELIANT BUILDING PRODUCTS INC
filed 1998-11-13
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 1998 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange  Act  of  1934


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

                                 (972) 919-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period as the registrant was required to file such reports, and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes X  No
                                              ---    ---

Number  of  shares  Common  Stock  outstanding  as  of  November 13, 1998: 1,000

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                          QUARTER ENDED OCTOBER 2, 1998
                                      INDEX


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

Signatures

PART  I.    FINANCIAL  INFORMATION
-----------------------------------
ITEM  1.    FINANCIAL  STATEMENTS

                   RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              OCTOBER 2,    APRIL 3,
                                                                 1998         1998
                                                             ------------  ----------
ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                  $     1,122   $     737
  Accounts receivable, net                                        34,036      28,638
  Inventories                                                     24,252      21,929
  Deferred tax assets                                              4,050       3,889
  Prepaid expenses and other current assets                        4,616       5,896
                                                             ------------  ----------
Total current assets                                              68,076      61,089

Property, plant, and equipment                                    53,407      55,364
Intangible assets, net                                           135,632     137,036
Other assets                                                       6,484       5,955
                                                             ------------  ----------
Total assets                                                     263,599     259,444
                                                             ============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                16,828      14,654
  Accrued expenses                                                18,589      17,250
  Current portion of long-term debt                                1,756       1,824
                                                             ------------  ----------
Total current liabilities                                         37,173      33,728

Long-term debt                                                   116,483     113,543
Deferred income taxes                                              8,453       8,453
Other liabilities                                                  3,239       3,709
Subordinated debt                                                 70,000      70,000
                                                             ------------  ----------
Total liabilities                                                235,348     229,433

Shareholder's equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                              1           1
  Preferred stock of Holdings, stated at amount contributed        4,724       4,700
  Additional paid-in capital                                      29,776      30,084
  Accumulated deficit                                             (6,250)     (4,774)
                                                             ------------  ----------
Total shareholder's equity                                        28,251      30,011
                                                             ------------  ----------
Total liabilities and shareholder's equity                   $   263,599   $ 259,444
                                                             ============  ==========


                             See accompanying notes.

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                                QUARTER ENDED
                                     --------------------------------
                                      OCT. 2, 1998    SEPT. 26, 1997
                                     ---------------  ---------------
Net sales                            $       77,485   $        45,513
Cost of products sold                        56,366            34,312
                                     ---------------  ---------------
Gross profit                                 21,119            11,201
Selling, general and administrative          16,648             8,057
                                     ---------------  ---------------
Income from operations                        4,471             3,144
Interest expense, net                         4,502             2,050
                                     ---------------  ---------------
Income (loss) before income taxes               (31)            1,094
Income tax expense                            1,030               690
                                     ---------------  ---------------
Net income (loss)                    $       (1,061)  $           404
                                     ===============  ===============



                             See accompanying notes.

                             RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS)







                                                                       SUCCESSOR             PREDECESSOR
                                                           -------------------------------  -------------
                                                             SIX MONTHS     TWENTY WEEKS      SIX WEEKS
                                                               ENDED            ENDED           ENDED
                                                            OCT. 2, 1998   SEPT. 26, 1997    MAY 9, 1997
                                                           --------------  ---------------  -------------
Net sales                                                  $     156,429   $        69,194  $     20,095
Cost of products sold                                            116,684            52,487        14,852
                                                           --------------  ---------------  -------------
Gross profit                                                      39,745            16,707         5,243
Selling, general and administrative                               31,565            12,683         3,765
                                                           --------------  ---------------  -------------
Income from operations                                             8,180             4,024         1,478
Interest expense, net                                              9,128             3,154           587
Other expenses.                                                        -                 -         3,350
                                                           --------------  ---------------  -------------
Income (loss) before income taxes and extraordinary item            (948)              870        (2,459)
Income tax expense (benefit)                                         528               565          (846)
                                                           --------------  ---------------  -------------
Income (loss) before extraordinary item                           (1,476)              305        (1,613)
Extraordinary loss, net of tax benefit                                 -                 -           715
                                                           --------------  ---------------  -------------
Net income (loss)                                          $      (1,476)  $           305  $     (2,328)
                                                           ==============  ===============  =============



                             See accompanying notes.

                             RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)


                                                                     SUCCESSOR               PREDECESSOR
                                                          --------------------------------  -------------
                                                            SIX MONTHS      TWENTY WEEKS      SIX WEEKS
                                                              ENDED            ENDED            ENDED
                                                           OCT. 2, 1998    SEPT. 26, 1997    MAY 9, 1997
                                                          --------------  ----------------  -------------
Cash flows from operating activities:
Net income (loss)                                         $      (1,476)  $           305   $     (2,328)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Extraordinary loss from early debt retirement                       -                 -            715
  Depreciation and amortization                                   6,952             3,239            535
  Non-cash interest expense                                         454               275             63
  Deferred income taxes                                           1,020               563           (118)
  Provision for doubtful accounts                                 1,021               228            130
  Compensation expense related to incentive stock units               -                 -          3,181
  Other                                                             (88)             (170)          (229)

  Changes in operating assets and liabilities:
    Accounts receivable                                          (6,419)             (988)        (1,436)
    Inventories                                                  (2,323)              419           (829)
    Prepaid expenses and other current assets                     1,119               328         (1,540)
    Accounts payable and accrued expenses                         2,493            (3,209)         4,305
    Other                                                        (2,092)            2,203             (1)
                                                          --------------  ----------------  -------------
Net cash provided by operating activities                           661             3,193          2,448

Investing activities:
  Purchases of property, plant and equipment                     (3,231)           (1,294)          (198)
  Proceeds from sale of property, plant and equipment                27                33             43
                                                          --------------  ----------------  -------------
Net cash used in investing activities                            (3,204)           (1,261)          (155)

Financing activities:
  Net proceeds (payments) from revolving loan                     4,100           (38,668)         2,631
  Proceeds from subordinated debt                                     -            70,000              -
  Proceeds from long-term debt                                      343                 -              -
  Principal payments on long-term debt                           (1,571)           (6,243)          (648)
  Redemption of preferred stock                                     (23)           (6,187)             -
  Payment of debt issue costs                                       (70)           (3,658)             -
  Preferred stock capital contribution                               47           (10,904)             -
  Payment of dividends to Holdings                                 (101)                -              -
  Capital contribution from Holdings                                203                 -              -
                                                          --------------  ----------------  -------------
Net cash provided by financing activities                         2,928             4,340          1,983
                                                          --------------  ----------------  -------------

Increase in cash and cash equivalents                               385             6,272          4,276
Cash and cash equivalents at beginning of period                    737             4,458            182
                                                          --------------  ----------------  -------------
Cash and cash equivalents at end of period                $       1,122   $        10,730   $      4,458
                                                          ==============  ================  =============

Supplementary Information:
  Cash paid for interest                                  $       7,842   $            14   $        480
                                                          ==============  ================  =============
  Cash paid for income taxes                              $           -   $         1,032   $          -
                                                          ==============  ================  =============


                             See accompanying notes

                Reliant Building Products, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.    The  Company

Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") are primarily engaged in the manufacture of
aluminum  and  vinyl  or  non-wood,  framed   windows  primarily  for   the  new
construction, repair and remodeling market. The Company supplements its window business through the manufacture of related products such as value-added glass processing, custom aluminum extrusion and window components for the Company's internal needs and for sale to third parties. The Company, which operates in one business segment, framed windows for the new construction, repair and remodeling market, has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey, Michigan, North Carolina and California, and most of its customers are located throughout the United States.

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

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarter ended October 2, 1998 included 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Intangible  Assets

Intangible assets, consisting of goodwill and other intangible assets, are stated at cost. Goodwill is being amortized on a straight-line basis over a 40-year period. Other intangible assets consisting primarily of a covenant not to compete are being amortized over five years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

4.   Inventories

                                    OCT. 2, 1998   APR. 3, 1998
                                    -------------  -------------
Raw materials                       $      16,170  $      15,767
Finished goods and work-in-process          8,082          6,162
                                    -------------  -------------
                                    $      24,252  $      21,929
                                    =============  =============

5.    Guarantor  Subsidiaries
The condensed summarized information (in thousands) of the guarantor subsidiaries is as follows. The Company's 10 7/8% senior subordinated notes are jointly and severally and fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned subsidiaries. Separate financial statements and other disclosures concerning such guarantor subsidiaries have not been presented because management has determined that such information is not material to investors.


                                      OCTOBER 2,   APRIL 3,
                                         1998        1998
                                      -----------  ---------
Cash and cash equivalents             $       927  $       -
Accounts receivable, net                   20,521     17,160
Raw materials                               8,666      7,921
Finished product and work in process        4,330      2,693
Other current assets                        5,814      5,862
Property, plant and equipment, net         31,001     32,717
Intangible assets, net                    104,093    105,290
                                      -----------  ---------
  Total assets                        $   175,352  $ 171,643
                                      ===========  =========

Accounts payable                      $     7,156  $   7,452
Accrued expenses                            5,683      5,543
Current portion of long-term debt             690        887
Long-term debt                                425      1,180
Other liabilities                           4,503      4,678
Intercompany payable                       40,782     32,327
Net equity                                116,113    119,576
                                      -----------  ---------
  Total liabilities and net equity    $   175,352  $ 171,643
                                      ===========  =========




                                                                SUCCESSOR                              PREDECESSOR
                                       --------------------------------------------------------------  -----------
                                        THREE MONTHS    THREE MONTHS     SIX MONTHS    TWENTY WEEKS     SIX WEEKS
                                           ENDED            ENDED          ENDED           ENDED          ENDED
                                         OCTOBER 2,     SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,     MAY 9,
                                            1998            1997            1998           1997           1997
                                       --------------  ---------------  ------------  ---------------  -----------
Net Sales                              $      48,296   $       16,726   $    95,119   $       25,467   $    7,358
Cost of products sold                         37,236           13,895        73,807           21,341        6,149
Selling, general, and administrative          11,702            4,151        22,373            5,168        2,916
Interest expense                                 820              310         1,545              486          125
Income tax expense (benefit)                     536             (328)         (276)            (365)        (620)
                                       --------------  ---------------  ------------  ---------------  -----------

Net loss                               $      (1,998)  $       (1,302)  $    (2,330)  $       (1,163)  $   (1,212)
                                       ==============  ===============  ============  ===============  ===========



Net cash provided by (used in) operating
   activities                                                           $    (3,704)  $        (824)   $     609
Net cash used in investing activities                                        (2,872)         (1,095)         (11)
Net cash provided by (used in) financing
  activities                                                                  7,503           1,932         (347)
                                                                        ------------  ---------------  ----------

Increase in cash and cash equivalents                                   $       927   $          13    $     251
                                                                        ============  ===============  ==========

4.    New  Accounting  Pronouncements

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

The Company is also assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative
instruments  and  hedging  activities.    This  statement  requires  that  all
derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. The statement amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies a number of the consensuses reached by the Emerging Issues Task Force. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. At the present time, the Company has not quantified the effect of adoption or continuing impact of such adoption. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2001.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
--------------------------------------------------------------------
            OPERATIONS  AND  FINANCIAL  CONDITION
            -------------------------------------

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

RESULTS  OF  OPERATIONS

Second Quarter Ended October 2, 1998 Compared to Second Quarter Ended September 26, 1997

Net  Sales.   Net sales increased $32.0 million, or 70.2%, from $45.5 million in the quarter ended September 26, 1997 ("Prior Period") to $77.5 million for the quarter ended October 2, 1998 ("Current Period"). This increase was primarily due to the Acquisition. Excluding net sales of Care-Free and the Living Windows and Fenesco facilities which have been closed ("non-comparable operating units"), net sales increased $3.3 million or 8.0% in the Current Period compared to the Prior Period. This increase is primarily in new construction and national accounts sales during the Current Period. Impacting the sales performance of the Current Period were competitive price pressures and product mix changes.

Excluding non-comparable operating units, aluminum window sales were up $4.0 million or 13.9%, while vinyl sales increased slightly and non-core product sales decreased $1.0 million. The aluminum products sales increase was primarily due to an increase in new construction and retail sales and the expansion of the product line at the Bryan, Texas facility. Overall vinyl window sales were up $32.8 million, or 408.4% during the Current Period compared to the Prior Period. The increase in vinyl window sales is primarily due to the Acquisition.

Cost of Products Sold. Cost of products sold increased $22.1 million from $34.3 million for the Prior Period to $56.4 million for the Current Period. Expressed as a percentage of net sales, cost of products sold decreased from 75.4% for the Prior Period to 72.7% for the Current Period. The Current Period cost improved 1.7%, as a percentage of net sales, through the elimination of costs related to facilities closed since the Prior Period. Also, impacting the decrease in cost of products sold as a percentage of net sales are continuous flow manufacturing improvement initiatives at all of the operating units, which have resulted in productivity improvements and purchasing synergies which have resulted in raw material savings partially offset by increased labor rates.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $8.6 million from $8.0 million in the Prior Period to $16.6 million for the Current Period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 17.7% in the Prior Period to 21.5% for the Current Period. This increase is due primarily to increased consulting fees of $1.1 million for operating improvement initiatives, an increase in amortization of goodwill of $0.6 million, and recognition of severance costs of $0.4 million. Also contributing to the increase was $1.1 million for the creation of a national marketing and sales organization. This organization, the first in the Company's history, established a national accounts group to procure nationwide mass merchandise retailers and promote its products and capabilities through national trade publications and promotional programs. The increased expenses are partially offset by the Company's continuing efforts to capitalize on its management efficiencies while increasing sales volume, and the elimination of fixed expenses associated with the closing of the Living Windows facility in Houston and the Fenesco facility in Dallas.

Interest Expense, Net. Interest expense increased $2.5 million from $2.0 million in the Prior Period to $4.5 million for the Current Period. This increase is due to a higher debt level in the Current Period as a result of the Acquisition.

Income Tax Expense. Income tax expense for the Current Period of $1.0 million as compared to the Prior Period of $0.7 million is a result of the Company adjusting its estimated effective tax rate for fiscal 1999 in the Current Period, including the effect of additional non-deductible goodwill amortization resulting from the Acquisition. The change in the estimated effective tax rate had the effect of adjusting the benefit recognized in the first quarter ended July 3, 1998. At the current estimated level of results of operations for fiscal 1999, the effect of non-deductible goodwill amortization will continue to have a significant impact on the effective tax rate for the remainder of fiscal 1999.


Six months Ended October 2, 1998 Compared to Six Months Ended September 26, 1997

For purpose of comparison of the six months ended October 2, 1998 ("Current YTD Period") to the six months ended September 26, 1997 ("Prior YTD Period"), the financial statements for the six weeks ended May 9, 1997 (the "Predecessor Period") and the twenty weeks ended September 26, 1997 ("Successor Period") have been combined. Significant fluctuations resulting from the application of push-down of purchase accounting relating to the Transaction have been separately identified. Additionally, significant fluctuations relating to the Acquisition have been separately identified.

Net Sales. Net sales increased $67.1 million, or 75.2%, from $89.3 million in the Prior YTD Period to $156.4 million for the Current YTD Period. This increase was primarily due to the Acquisition. Excluding non-comparable operating units, net sales increased $9.2 million or 11.2% in the Current YTD Period compared to the Prior YTD Period. This increase is due to an increase in new construction and national accounts sales during the Current YTD Period compared to the Prior YTD Period. However, sales continue to be impacted by competitive price pressures and product mix changes.

Excluding non-comparable operating units, aluminum window sales were up $10.6 million or 19.0%, while vinyl sales decreased slightly and non-core business sales decreased $1.0 million. The aluminum products sales increase was primarily due to an increase in new construction and retail sales and the expansion of the product line at the Bryan, Texas facility. Overall vinyl window sales were up $64.3 million, or 383.4% during the Current YTD Period compared to the Prior YTD Period. The increase in vinyl window sales is due to the Acquisition.

Cost of Products Sold. Cost of products sold increased $49.4 million from $67.3 million for the Prior YTD Period to $116.7 million for the Current YTD Period. Expressed as a percentage of net sales, cost of products sold decreased from 75.4% for the Prior YTD Period to 74.6% for the Current YTD Period. The Current Period cost improved 1.7%, as a percentage of net sales, through the elimination of costs related to facilities closed since the Prior Period. This was partially offset by an increase in the Current YTD Period of labor rates of $0.5 million (0.3% of net sales). Also, impacting the decrease in cost of products sold as a percentage of net sales are continuous flow manufacturing improvement initiatives at all of the operating units, which have resulted in productivity improvements and purchasing synergies which have resulted in raw material savings.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $15.1 million from $16.5 million in the Prior YTD Period to $31.6 million for the Current YTD Period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 18.4% in the Prior YTD Period to 20.2% for the Current YTD Period. This increase is due primarily to increased consulting fees of $1.5 million for operating improvements initiatives, an increase in amortization of goodwill of $1.3 million, and recognition of severance costs of $0.4 million. Also contributing to the increase was $1.1 million for the creation of a national marketing and sales organization. The marketing and sales organization, the first in the Company's history, established a national accounts group to procure nationwide mass merchandise retailers and promote its products and capabilities through national trade publications and promotional programs. The increased expenses are partially offset by a decrease of $1.4 million attributable to synergies resulting from the Acquisition and the Company's continuing efforts to capitalize on its management efficiencies while increasing sales volume and the elimination of fixed expenses associated with closed operating units.

Interest Expense, Net. Interest expense increased $5.4 million from $3.7 million in the Prior YTD Period to $9.1 million for the Current YTD Period. This increase is due to a higher debt level in the Current Period as a result of the Acquisition and the Transaction.

Income Tax Expense. The Company's income tax expense (state and federal combined) for the Current YTD Period of $0.5 million results from the effect of non-deductible expenses (primarily amortization of goodwill) to the Company's pretax loss. As compared to the Prior YTD Period the Current YTD Period includes the additional goodwill amortization, non-deductible for tax purposes, resulting from the Transaction and the Acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided by operating activities for the Current YTD Period was $0.7 million compared to $5.6 million net cash provided by operating activities for the Prior YTD Period. This decrease is due to increased working capital in the Current YTD Period primarily related to the annual cyclical increase in accounts receivable.

Capital expenditures for the Current YTD Period were $3.2 million compared to $1.4 million for the Prior YTD Period. Capital expenditures during the Current YTD Period were related primarily to manufacturing automation.

Cash flows provided by financing activities in the Current YTD Period were $2.9 million compared to cash provided by financing activities of $6.3 million in the Prior YTD Period. These funds were used primarily to fund the increase in working capital (principally accounts receivable) and capital expenditures. The credit agreement dated as of January 28, 1998 (the "Senior Credit Facility"), which consists of term loans of $105 million and a revolving line of credit (the "Revolver") of $40.0 million, was the principal source of cash in the Current YTD Period. The Revolver is subject to availability under the borrowing base. The amount currently available under the borrowing base, equal to 85% of eligible receivables and 50% of eligible inventory, is approximately $36.8 million. As of October 23, 1998, $13.0 million was borrowed on the Revolver. Interest on borrowings under the Revolver, currently payable at 7.6%, is at 2.25% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

Interest payments on the 10 7/8% Senior Subordinated Notes due May 1, 2004 (the "Notes) and the Senior Credit Facility represent significant obligations of the Company. On November 2, 1998 the semiannual interest payment on the Notes was made in the amount of $3.8 million. Shortly after the end of the Current Period, the Company made an interest payment on the Senior Credit Facility in the amount of $2.3 million. The Notes are jointly and severally, and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries.

The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolver will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility). The ability of the Company to satisfy its capital requirements will be dependent upon future capital expenditure requirements, and the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

OTHER  DATA  -  EBITDA


                       Three Months Ended                Six Months Ended
            --------------------------------------  ---------------------------
                October 2,         September 26,      October 2,  September 26,
                  1998                 1997             1998          1997
            -------------------  -----------------  -----------  --------------
EBITDA (1)  $             7,494  $           4,733  $    15,132  $        8,572

(1) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. EBITDA includes fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives of $1.1 million in the Current Period, $5,000 in the Prior Period, $1.6 million in the Current YTD Period, and $0.1 million in the Prior YTD Period.

YEAR  2000  COMPLIANCE

The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate its accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 on its management information systems. The upgrade, to the latest release of its management information system software, which includes numerous enhancements and is Year 2000 compatible, is estimated to cost approximately $350,000 of which $200,000 was spent through October 2, 1998. The Company expects to be Year 2000 compliant on all these systems by January, 1999, however, no assurance can be made in this regard. The Company has initiated an evaluation of its major vendors, customers and manufacturing facilities (non-information technology aspects of Year 2000), based on a timetable where the assessments will be completed by December 31, 1998 and has not developed contingency plans in the event Year 2000 issues affect the Company directly or through its relationship with third parties. The Year 2000 remediation timetable additionally includes a time frame for executing any corrective action that may be required or contingency plans to be developed by March 31, 1999.

FORWARD  LOOKING  STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete; and (v) changes in the number of housing starts in these markets. Many of such factors will be beyond the control of the Company and its management.

------
PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)          Reports  on  Form  8-K

A Current Report on Form 8-K was filed on October 17, 1998, to report the resignation of David G. Fiore as Chairman of the Board of Directors, President and Chief Executive Officer and the appointment of Fred S. Grunewald as the Company's Chairman of the Board, President and Chief Executive Officer.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    November  13,  1998                   By: \s\ Virgil Lowe
                                               --------------------------------
                                               Virgil  Lowe,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                               Accounting  Officer