Form 10-Q
period 1999-01-01
RELIANT BUILDING PRODUCTS INC
filed 1999-02-16
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 1999 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange  Act  of  1934


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

Number  of  shares  Common  Stock  outstanding  as  of  February 12, 1999: 1,000

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                          QUARTER ENDED JANUARY 1, 1999
                                      INDEX


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
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              JANUARY 1,    APRIL 3,
                                                                 1999         1998
                                                             ------------  ----------
ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                  $     1,272   $     737
  Accounts receivable, net                                        28,602      28,638
  Inventories                                                     22,345      21,929
  Deferred tax assets                                              4,050       3,889
  Prepaid expenses and other current assets                        3,483       5,896
                                                             ------------  ----------
Total current assets                                              59,752      61,089

Property, plant, and equipment                                    52,760      55,364
Intangible assets, net                                           134,729     137,036
Other assets                                                       6,046       5,955
                                                             ------------  ----------
Total assets                                                     253,287     259,444
                                                             ============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                15,555      14,654
  Accrued expenses                                                14,370      17,250
  Current portion of long-term debt                                1,800       1,824
                                                             ------------  ----------
Total current liabilities                                         31,725      33,728

Long-term debt                                                   116,163     113,543
Deferred income taxes                                              7,356       8,453
Other liabilities                                                  3,255       3,709
Subordinated debt                                                 70,000      70,000
                                                             ------------  ----------
Total liabilities                                                228,499     229,433

Shareholder's equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                              1           1
  Preferred stock of Holdings, stated at amount contributed        4,701       4,700
  Additional paid-in capital                                      29,463      30,084
  Accumulated deficit                                             (9,377)     (4,774)
                                                             ------------  ----------
Total shareholder's equity                                        24,788      30,011
                                                             ------------  ----------
Total liabilities and shareholder's equity                   $   253,287   $ 259,444
                                                             ============  ==========


                             See accompanying notes.

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                                QUARTER ENDED
                                      --------------------------------
                                       JAN. 1, 1999     DEC. 26, 1997
                                      ---------------  ---------------
Net sales                             $       65,043   $       42,684
Cost of products sold                         50,000           32,566
                                      ---------------  ---------------
Gross profit                                  15,043           10,118
Selling, general and administrative           14,180            8,343
                                      ---------------  ---------------
Income from operations                           863            1,775
Interest expense, net                          4,482            2,014
Other expenses                                     -               24
                                      ---------------  ---------------
Loss before income taxes                      (3,619)            (263)
Income tax expense (benefit)                    (492)              16
                                      ---------------  ---------------
Net loss                              $       (3,127)  $         (279)
                                      ===============  ===============



                             See accompanying notes.


                               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS)







                                                                        SUCCESSOR                PREDECESSOR
                                                           -----------------------------------  -------------
                                                            NINE MONTHS    THIRTY-THREE WEEKS     SIX WEEKS
                                                               ENDED              ENDED             ENDED
                                                            JAN. 1, 1999      DEC. 26, 1997      MAY 9, 1997
                                                           --------------  -------------------  -------------
Net sales                                                  $     221,472   $           111,878  $     20,095
Cost of products sold                                            166,684                84,923        14,852
                                                           --------------  -------------------  -------------
Gross profit                                                      54,788                26,955         5,243
Selling, general and administrative                               45,745                21,156         3,765
                                                           --------------  -------------------  -------------
Income from operations                                             9,043                 5,799         1,478
Interest expense, net                                             13,610                 5,168           587
Other expenses                                                         -                    24         3,350
                                                           --------------  -------------------  -------------
Income (loss) before income taxes and extraordinary item          (4,567)                  607        (2,459)
Income tax expense (benefit)                                          36                   581          (846)
                                                           --------------  -------------------  -------------
Income (loss) before extraordinary item                           (4,603)                   26        (1,613)
Extraordinary loss, net of tax benefit                                 -                     -           715
                                                           --------------  -------------------  -------------
Net income (loss)                                          $      (4,603)  $                26  $     (2,328)
                                                           ==============  ===================  =============



                                                  See accompanying notes.

                               RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                       SUCCESSOR                 PREDECESSOR
                                                          ------------------------------------  -------------
                                                           NINE MONTHS     THIRTY-THREE WEEKS     SIX WEEKS
                                                              ENDED              ENDED              ENDED
                                                           JAN. 1, 1999      DEC. 26, 1997       MAY 9, 1997
                                                          --------------  --------------------  -------------
Cash flows from operating activities:
Net income (loss)                                         $      (4,603)  $                26   $     (2,328)
Adjustments to reconcile net income (loss) to net cash
  provided by operations:
  Extraordinary loss from early debt retirement                       -                     -            715
  Depreciation and amortization                                  10,025                 4,855            535
  Non-cash interest expense                                         680                   489             63
  Deferred income taxes                                          (1,097)                 (411)          (118)
  Provision for doubtful accounts                                   776                   249            130
  Compensation expense related to incentive stock units               -                     -          3,181
  Other                                                              48                  (282)          (229)

  Changes in operating assets and liabilities:
    Accounts receivable                                            (740)                    4         (1,436)
    Inventories                                                    (416)                1,147           (829)
    Prepaid expenses and other current assets                     2,252                   162         (1,540)
    Accounts payable and accrued expenses                        (1,979)               (5,062)         4,305
    Other.                                                       (2,224)                2,394             (1)
                                                          --------------  --------------------  -------------
Net cash provided by operating activities                         2,722                 3,571          2,448

Investing activities:
  Purchases of property, plant and equipment                     (4,788)               (2,857)          (198)
  Proceeds from sale of property, plant and equipment                61                    61             43
                                                          --------------  --------------------  -------------
Net cash used in investing activities                            (4,727)               (2,796)          (155)

Financing activities:
  Net proceeds (payments) from revolving loan                     4,000               (38,668)         2,631
  Proceeds from subordinated debt                                     -                70,000              -
  Proceeds from long-term debt                                      528                     -              -
  Principal payments on long-term debt                           (1,932)               (6,889)          (648)
  Redemption of preferred stock                                    (146)               (6,187)             -
  Payment of debt issue costs                                       (70)               (3,658)             -
  Preferred stock capital contribution                              147               (10,950)             -
  Payment of dividends to Holdings                                 (630)                    -              -
  Capital contribution from Holdings                                643                     -              -
                                                          --------------  --------------------  -------------
Net cash provided by financing activities                         2,540                 3,648          1,983
                                                          --------------  --------------------  -------------

Increase in cash and cash equivalents                               535                 4,423          4,276
Cash and cash equivalents at beginning of period                    737                 4,458            182
                                                          --------------  --------------------  -------------
Cash and cash equivalents at end of period                $       1,272   $             8,881   $      4,458
                                                          ==============  ====================  =============

Supplementary Information:
  Cash paid for interest                                  $      15,526   $             4,709   $        480
                                                          ==============  ====================  =============
  Cash paid (recovered) for income taxes                  $      (2,008)  $             2,181   $          -
                                                          ==============  ====================  =============


                                              See accompanying notes.

                Reliant Building Products, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.    The  Company

Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") are primarily engaged in the manufacture of aluminum and vinyl or nonwood, framed windows primarily for the new construction, repair and remodeling market. The Company supplements its window business through the manufacture of related products such as value-added glass processing, custom aluminum extrusion and window components for the Company's internal needs and for sale to third parties. The Company, which operates in one business segment, framed windows for the new construction, repair and remodeling market, has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey, Michigan, North Carolina and California, and most of its customers are located throughout the United States.

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

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarter ended January 1, 1999 included 13 weeks.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Intangible  Assets

Intangible assets, consisting primarily of goodwill, totaling $134.7 million at January 1, 1999 and are being amortized on a straight-line basis over a 40-year period. The Company evaluates the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. Given the level of losses incurred during the first nine months it is reasonably possible that the Company's estimate that it will recover the carrying value of intangible assets could change in the near future.

4. Inventories


                                    JAN. 1, 1999   APR. 3, 1998
                                    -------------  -------------

Raw materials                       $      15,813  $      15,767
Finished goods and work-in-process          6,532          6,162
                                    -------------  -------------
                                    $      22,345  $      21,929
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


                                      JANUARY 1,   APRIL 3,
                                         1999        1998
                                      -----------  ---------
Cash and cash equivalents             $       624  $       -
Accounts receivable, net                   16,027     17,160
Raw materials                               8,806      7,921
Finished product and work in process        3,562      2,693
Other current assets                        5,802      5,862
Property, plant and equipment, net         30,521     32,717
Intangible assets, net                    103,621    105,290
                                      -----------  ---------
  Total assets                        $   168,963  $ 171,643
                                      ===========  =========

Accounts payable                      $     4,591  $   7,452
Accrued expenses                            5,268      5,543
Current portion of long-term debt             690        887
Long-term debt                                400      1,180
Other liabilities                           4,503      4,678
Intercompany payable                       40,545     32,327
Net equity                                112,966    119,576
                                      -----------  ---------
  Total liabilities and net equity    $   168,963  $ 171,643
                                      ===========  =========


                                                                    SUCCESSOR                               PREDECESSOR
                                       -------------------------------------------------------------------  -----------
                                        THREE MONTHS    THREE MONTHS    NINE MONTHS    THIRTY-THREE WEEKS    SIX WEEKS
                                           ENDED           ENDED           ENDED             ENDED             ENDED
                                         JANUARY 1,     DECEMBER 26,    JANUARY 1,        DECEMBER 26,        MAY 9,
                                            1999            1997           1999               1997             1997
                                       --------------  --------------  -------------  --------------------  -----------
Net Sales                              $      40,997   $      14,573   $    136,116   $            40,040   $    7,358
Cost of products sold                         33,307          12,183        107,114                33,524        6,149
Selling, general, and administrative          10,754           3,606         33,127                 8,774        2,916
Interest expense                                 778             293          2,323                   779          125
Income tax expense (benefit)                    (617)           (505)          (893)                 (870)        (620)
                                       --------------  --------------  -------------  --------------------  -----------

Net loss                               $      (3,225)  $      (1,004)  $     (5,555)  $            (2,167)  $   (1,212)
                                       ==============  ==============  =============  ====================  ===========


Net cash provided by (used in) operating
   activities                                                          $     (3,385)  $            (1,111)  $      609
Net cash used in investing activities                                        (3,476)               (2,570)         (11)
Net cash provided by (used in) financing
  activities                                                                  7,485                 3,718         (347)
                                                                       -------------  --------------------  -----------
Increase in cash and cash equivalents                                  $        624   $                37   $      251
                                                                       =============  ====================  ===========


6.          Debt  Covenants

The Company's credit agreement dated as of January 28, 1998 (the "Senior Credit Facility") contains covenants that impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios, as defined. The Company complied with all required covenants at January 1, 1999, accordingly the related debt is classified according to its contractual terms. The Company has assessed it may not meet one of its financial ratio covenants at April 2, 1999. The Company is in the process of negotiating changes to the Senior Credit Facility covenants included in the debt agreement with the Senior Credit Facility lender however, it has not yet reached a definitive agreement. Management expects successful conclusion to such an agreement before the end of the fourth quarter. If the Company fails to successfully negotiate such an agreement and thereby fails to meet the covenants, then the Senior Credit Facility lender will have the right to demand immediate repayment of the debt, which had a balance outstanding of $116.6 million at January 1, 1999. Additionally, the revolving facility, which had an unused availability of $16.9 million at January 1, 1999, would not be available to the Company. The Company's debt covenants relating to the Senior Subordinated Notes provide that such debt is due immediately upon the failure of covenants covered by any other debt agreements.

7.    New  Accounting  Pronouncements

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities which is effective for financial statements issued for periods beginning after December 15, 1998. The Company believes the adoption of SOP
98-5  will    not  have  a  material    impact    on  its
financial  statements  or  accounting  policies.    The  Company  will adopt the
provisions  of  SOP  98-5  in  the  first  quarter  of  fiscal  year  2000.

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

The Company supplements its window business through the manufacture of related products such as processed glass, custom aluminum extrusion and window components ("non-core products") for the Company's internal needs and for sale to third parties. The Company believes that its vertically integrated operations provide it with an enhanced ability to serve its customers, significant manufacturing flexibility, a reliable supply of low-cost components and a reduction in working capital requirements. The Company also operates an aluminum scrap recasting facility on a joint venture basis, providing approximately one-third of the Company's aluminum billet requirements.

RESULTS  OF  OPERATIONS

Third Quarter Ended January 1, 1999 Compared to Third Quarter Ended December 26, 1997

Net  Sales.   Net sales increased $22.3 million, or 52.4%, from $42.7 million in the quarter ended December 26, 1997 ("Prior Period") to $65.0 million for the quarter ended January 1, 1999 ("Current Period"). This increase was due to the Acquisition. Excluding net sales of Care-Free and the Living Windows and Fenesco facilities which have been closed ("non-comparable operating units"), net sales decreased $3.9 million or 9.4% in the Current Period compared to the Prior Period. This decrease compared to Prior Period is primarily in new construction sales. Also, impacting the Current Period sales performance were competitive price pressures and product mix changes.


Excluding non-comparable operating units, aluminum window sales were down $2.1 million or 7.5%, while vinyl sales decreased slightly and non-core product sales decreased $1.3 million. The aluminum products sales decrease as compared to prior period was primarily due to a decrease in new construction sales. Overall vinyl window sales were up $27.1 million, or 348.5% during the Current Period compared to the Prior Period. The increase in vinyl window sales is due to the Acquisition.

Cost of Products Sold. Cost of products sold increased $17.4 million from $32.6 million for the Prior Period to $50.0 million for the Current Period. Expressed as a percentage of net sales, cost of products sold increased from 76.3% for the Prior Period to 76.9% for the Current Period. The Current Period costs were impacted by increases in non-variable manufacturing costs that resulted in a 1.1% increase, as a percent of net sales, in the Current Period as
compared  to  the  Prior  Period.    Partially  offsetting  this  increase  in
non-variable cost of products sold as a percentage of net sales are continuous flow manufacturing improvement initiatives at all of the operating units, which have resulted in productivity improvements and purchasing synergies which have provided savings in raw material costs.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $5.9 million from $8.3 million in the Prior Period to $14.2 million for the Current Period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 19.5% in the Prior Period to 21.8% for the Current Period. This increase is due primarily to increased consulting fees of $0.8 million for operating improvement initiatives, an increase in amortization of goodwill of $0.6 million, and severance costs of $0.5 million. Also contributing to the increase was $0.5 million for the creation of a national marketing and sales organization. This organization, the first in the Company's history, established a national accounts group to procure nationwide mass merchandise retailers and promote its products and capabilities through national trade publications and promotional programs. The increased expenses are partially offset by the Company's continuing efforts to capitalize on its management efficiencies and the elimination of fixed expenses associated with the closing of the Living Windows facility in Houston and the Fenesco facility in Dallas.

Interest Expense, Net. Interest expense increased $2.5 million from $2.0 million in the Prior Period to $4.5 million for the Current Period. This increase is due to a higher debt level in the Current Period as a result of the Acquisition.

Income  Tax  Expense.    The  income tax benefit for the Current Period of $0.5
million results primarily from tax losses which are available to the Company in the future.


Nine  months  Ended  January  1, 1999 Compared to Nine Months Ended December 26,
1997

For purpose of comparison of the Nine months ended January 1, 1999 ("Current YTD Period") to the nine months ended December 26, 1997 ("Prior YTD Period"), the financial statements for the six weeks ended May 9, 1997 (the "Predecessor Period") and the thirty-three weeks ended December 26, 1997 ("Successor Period") have been combined. Significant fluctuations resulting from the application of push-down of purchase accounting relating to the Transaction have been separately identified. Additionally, significant fluctuations relating to the Acquisition have been separately identified.

Net Sales. Net sales increased $89.5 million, or 67.8%, from $132.0 million in the Prior YTD Period to $221.5 million for the Current YTD Period. This increase was primarily due to the Acquisition. Excluding non-comparable operating units, net sales increased $5.3 million or 4.3% in the Current YTD Period compared to the Prior YTD Period. This increase is due to an increase in new construction and national accounts sales during the Current YTD Period compared to the Prior YTD Period. However, sales continue to be impacted by competitive price pressures and product mix changes.

Excluding non-comparable operating units, aluminum window sales were up $10.6 million or 10.1%, while vinyl sales decreased $0.9 million and non-core business sales decreased $2.3 million. The aluminum products sales increase was primarily due to an increase in new construction and national account sales and the expansion of the product line at the Bryan, Texas facility. Overall vinyl window sales were up $91.4 million, or 372.3% during the Current YTD Period compared to the Prior YTD Period. The increase in vinyl window sales is due to the Acquisition.

Cost of Products Sold. Cost of products sold increased $66.9 million from $99.8 million for the Prior YTD Period to $166.7 million for the Current YTD Period. Expressed as a percentage of net sales, cost of products sold decreased from 75.6% for the Prior YTD Period to 75.3% for the Current YTD Period. The Current YTD Period cost improved 1.1%, as a percentage of net sales, through the elimination of costs related to facilities closed since the Prior Period. Also, impacting the decrease in cost of products sold as a percentage of net sales are continuous flow manufacturing improvement initiatives at all of the operating units, which have resulted in productivity improvements and purchasing synergies which have provided savings in raw material costs.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $20.8 million from $24.9 million in the Prior YTD Period to $45.7 million for the Current YTD Period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 18.9% in the Prior YTD Period to 20.7% for the Current YTD Period. This increase is due primarily to increased consulting fees of $2.4 million for operating improvements initiatives, an increase in amortization of goodwill of $1.9 million, and severance costs of $0.9 million. Also contributing to the increase was $1.9 million for the creation of a national marketing and sales organization. The marketing and sales organization, the first in the Company's history, established a national accounts group to procure nationwide mass merchandise retailers and promote its products and capabilities through national trade publications and promotional programs. The increased expenses are partially offset by a decrease of expenses attributable to synergies resulting from the Acquisition and the Company's continuing efforts to capitalize on its management efficiencies and the elimination of fixed expenses associated with closed operating units.

Interest Expense, Net. Interest expense increased $7.8 million from $5.8 million in the Prior YTD Period to $13.6 million for the Current YTD Period. This increase is due to a higher debt level in the Current Period as a result of the Acquisition and the Transaction.

Income  Tax  Expense.   The Company's income tax expense of $36 thousand (state
and federal combined), is comprised of $0.5 million of state expense and $0.5 million of federal benefit. The federal tax benefit of $0.5 million results primarily from tax losses which are available to the Company in the future.

Intangible Assets. Intangible assets, consisting of primarily goodwill, totaling $134.7 million at January 1, 1999 is being amortized on a straight-line basis over a 40-year period. Given the level of losses incurred during the first nine months it is reasonably possible that the Company's estimate that it will recover the carrying value of intangible assets could change in the near future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash provided from operating activities was $2.7 million for the Current YTD Period and $6.0 million for the Prior YTD Period. The decrease in cash provided from operating activities is the result of comparatively lower results of
operations  partially  offset  by  lower    working  capital  requirements.

Capital expenditures for the Current YTD Period were $4.8 million compared to $2.9 million for the Prior YTD Period. Capital expenditures during the Current YTD Period were related primarily to manufacturing automation.

Cash flows provided by financing activities in the Current YTD Period were $2.5 million compared to cash provided by financing activities of $5.6 million in the Prior YTD Period. Current YTD Period cash provided by financing and operating activities were used primarily to fund the interest payments and capital expenditures. The credit agreement dated as of January 28, 1998 (the "Senior Credit Facility"), which consists of term loans of $105 million and a revolving line of credit (the "Revolver") of $40.0 million, was the principal source of cash in the Current YTD Period. The Revolver is subject to availability under the borrowing base. The amount available under the borrowing base, equal to 85% of eligible receivables and 50% of eligible inventory, is approximately $29.4
million  at  January  1,  1999.    As  of  January  20,  1999,  $12.5  million
was borrowed on the Revolver. Interest on borrowings under the Revolver, currently payable at 7.3%, is at 2.25% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

Interest payments on the Senior Credit Facility and the 10 7/8% Senior Subordinated Notes due May 1, 2004 (the "Notes") represent significant obligations of the Company. Interest payments are due on March 1, 1999 in the amount of $2.0 million and May 3, 1999 in the amount of $3.8 million on the Senior Credit Facility and the Notes, respectively. The Notes are jointly and severally, and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries.

The Company believes, based on current and anticipated financial performance and successful renegotiations of changes to covenants in the Senior Credit Facility (discussed below), cash flow from operations and borrowings under the Revolver will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility). The ability of the Company to satisfy its capital requirements will be dependent upon future capital expenditure requirements, and the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

The Company's Senior Credit Facility contains covenants that impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios, as defined. The Company complied with all required covenants at January 1, 1999, accordingly the related debt is classified according to its contractual terms. The Company has assessed it may not meet one of its financial ratio covenants at April 2, 1999. The Company is in the process of negotiating changes to the Senior Credit Facility covenants included in the debt agreement with the Senior Credit Facility lender however, it has not yet reached a definitive agreement. Management expects successful conclusion to such an agreement before the end of the fourth quarter. If the Company fails to successfully negotiate such an agreement and thereby fails to meet the covenants, then the Senior Credit Facility lender will have the right to demand immediate repayment of the debt, which had a balance outstanding of $116.6 million at January 1, 1999. Additionally, the revolving facility, which had an unused availability of $16.9 million at January 1, 1999, would not be available to the Company. The Company's debt covenants relating to the Senior Subordinated Notes provide that such debt is due immediately upon the failure of covenants covered by any other debt agreements.



OTHER  DATA  -  EBITDA


                 Three Months Ended           Nine Months Ended
            ---------------------------  --------------------------
             January 1,    December 26,  January 1,    December 26,
                1999           1997         1999           1997
            ------------  -------------  -----------  -------------
EBITDA (1)  $      3,935  $       3,390  $    19,067  $      11,962




(1) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. EBITDA includes fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives of $1.3 million in the Current Period, $0.5 million in the Prior Period, $3.0 million in the Current YTD
Period,  and  $0.6  million  in  the  Prior  YTD  Period.

YEAR  2000  COMPLIANCE

The Company uses a variety of hardware and software technologies in its operations. Mainframe computer systems are utilized to operate its accounting and certain manufacturing systems. The Company has completed its assessment of the effect of Year 2000 on its management information systems. The upgrade, to the latest release of its management information system software, which includes numerous enhancements and is Year 2000 compatible, is estimated to cost approximately $500,000 of which $275,000 was spent through January 1, 1999. The Company expects to be Year 2000 compliant on all these systems by March, 1999, however, no assurance can be made in this regard. The Company is currently performing an evaluation of its major vendors, customers and manufacturing facilities (non-information technology aspects of Year 2000), based on a timetable where the assessments will be completed by March 31, 1999 and has not developed contingency plans in the event Year 2000 issues affect the Company directly or through its relationship with third parties. The Year 2000 remediation timetable additionally includes a time frame for executing any corrective action that may be required or contingency plans to be developed by March 31, 1999.

FORWARD  LOOKING  STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete;
(v) effect of negotiation of changes to the covenants in the Senior Credit Facility; (vi) changes in the number of housing starts in these markets. Many of such factors will be beyond the control of the Company and its management.

------
PART  II.    OTHER  INFORMATION
-------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(b)          Reports  on  Form  8-K

No  reports  on  Form  8-K  were  filed  during  the  period.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    February  12,  1999               By: /S/ Virgil Lowe
                                               ------------------------------
                                               Virgil  Lowe,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                               Accounting  Officer)