Form 10-K405
period 1999-04-02
RELIANT BUILDING PRODUCTS INC
filed 1999-07-01
CIK 1041830

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-K
(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 2, 1999.

                                       or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from               to              .
                                          ---------------  --------------


                        Commission File Number 333-30699

                                ---------------

                         RELIANT BUILDING PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

                                ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 30, 1999, the registrant had 1,000 shares of Common Stock outstanding.

ITEM 1.  BUSINESS

GENERAL

Company Background and Products

         Reliant Building Products, Inc. (the "Company") is one of the nation's largest manufacturers of aluminum and vinyl, or non-wood, framed windows. The Company's products are marketed under well- recognized brand names, including ALENCO, BUILDER'S VIEW, CARE-FREE, ALPINE and GAPCO, across major price points. The Company has a national manufacturing presence through its acquisition of Care-Free Window Group ("Care-Free") on January 28, 1998, and as a result a national marketing and sales strategy has been implemented.

         The Company's origin in aluminum fenestration products, sold primarily in the southern states, is a result of the moderate southern climate. The preference for aluminum windows in this part of the U.S. is attributable to aluminum's lower cost, greater durability, ease of installation and lower maintenance requirements. Vinyl windows, however, offer the same attributes as aluminum with the added benefit of thermal efficiency. Recognizing this product's increased market potential, the Company has emphasized its vinyl product offering. The acquisition of Care-Free establishes a major national presence in the vinyl window business to complement the Company's historical strength in the aluminum window markets. This complementary product offering allows the Company to take advantage of shifts in product preferences. In addition, its national customer base is efficiently serviced as significant regional product preferences still exist between aluminum and vinyl.

         The Company supplements its window business through the manufacture of related products such as custom aluminum extrusion and window components for the Company's internal needs as well as for sale to third parties. The Company believes that its vertically integrated operations provide it with an enhanced ability to serve its customers, significant manufacturing flexibility, a reliable supply of low-cost components, including approximately one-third of its aluminum billet requirements through a scrap recasting facility, and a reduction in working capital requirements.

         The Company manufactures and distributes a broad line of aluminum and vinyl window products at eight window manufacturing facilities strategically located throughout the U.S. within two geographic regions, North, and South (See note 16 to Company's consolidated financial statements for more information regarding its operating segments). Both aluminum and vinyl window products are manufactured with product offerings including single hung, double hung, sliders and casements. Door products include hinge doors, storm doors and patio doors. All of these products are marketed primarily for use in new construction, manufactured housing, repair and remodeling and national home center chains.

Sales, Marketing and Distribution

         The Company sells its products primarily in the continental United States. Its windows are distributed nationally through wholesalers and dealers, direct sales to large national home builders (including manufactured housing), independent contractors, national home centers and lumber yards. The Company supplements its distribution through company operated facilities located in Louisiana, Arizona, California, Washington and Texas.

         Distribution of the Company's products is focused in well-defined channels of low-to-medium price new construction, remodeling and replacement, national home center chains and manufactured housing. The Company believes it has established relationships with many of the strongest customers in its markets. These relationships are the result of its broad product offerings across major price points, well recognized brand names, reputation for high quality products and commitment to providing the highest levels of service in the industry characterized by on-time and complete delivery. These factors have resulted in a loyal customer base characterized by low turnover. As a result of the Company's national scope and diversified customer base, only one customer accounts for more than 10% of the Company's net sales during fiscal 1999.

         With the acquisition of Care-Free, the Company began marketing its products through a national marketing and sales organization. There are approximately 56 salaried and commissioned sales representatives and approximately 12 independent sales representatives who provide customers with ongoing technical, marketing and sales support. These sales representatives have an average of approximately 10 years of experience with the Company and generally have long-standing relationships with customers, which the Company believes contribute to customer loyalty. These sales representatives are primarily market segment focused and report to four market segment vice presidents who report to the Senior Vice President of Sales and Marketing.

INDUSTRY OVERVIEW

The United States window industry consists of two markets, residential and commercial. The residential window market consists of new construction, manufactured housing, and repair and remodel marketing channels. Residential new construction product sales represented approximately 64% of the Company's current fiscal year's net sales. Sales to the manufactured housing OEM market account for 13%, with sales to the repair and remodeling market accounting for 14%. Non-core sales, such as specialty glass and aluminum extrusions were 9% of the Company's sales. The new construction market channel is served primarily through large lumberyards, national and regional new construction distribution, and through Company owned distribution. The OEM manufactured housing market is served primarily through large distribution customer who focuses specifically on this market channel. The repair and remodeling market channel is served through large and small specialty distributors and dealers, as well as national account home centers.

The residential window market can also be segmented by type of frame material: aluminum, vinyl and wood. The market share of aluminum, vinyl and wood windows in the residential market varies by geographical region. A homebuilder's or homeowner's choice of frame material is often based upon such considerations as cost, thermal efficiency, maintenance, aesthetic preferences and regional norms. Aluminum is the least expensive window alternative, and is favored by homebuilders who seek a value alternative where temperate climates permit the use of this low cost alternative. Where thermal efficiency is desired and especially in the replacement and remodeling of weathered and warped wood products, vinyl windows offer an attractive cost efficient alternative. Vinyl windows have long overcome early objections such as weather and discoloration. As a result, vinyl windows are by far the fastest growing frame material in the fenestration industry.

         The Company exclusively competes in the aluminum and vinyl, or non-wood, submarket of the United States residential window market (the "Non-Wood Segment"). The Non-Wood Segment is highly fragmented and historically has consisted of a large number of relatively small, independent businesses serving discrete local markets and a small number of multi-regional operators. Relative to smaller competitors, larger multi-regional operations such as the Company benefit from several competitive advantages, including economies of scale in purchasing, manufacturing and distribution, the ability to attract and retain strong distributors and the ability to service major builders on a national basis. In addition, the Company has leveraged its multi-regional operation to capture regional and national home center chains, including one of the fastest growing home center retailers.

COMPETITION

         The non-wood new construction and repair and remodel markets are highly fragmented and regionalized. Typical competitors are privately owned, regional companies with sales under $100 million. No one company holds a dominant position on a national basis. The Company's competitors include Atrium, American Architectural Products and Metal Industries. Additionally, there are many regional and local competitors in both types of window frame materials. Competition is generally regional and is based on customer service, price, product quality, brand name recognition, and breadth of product line. Other competitors may be less highly leveraged with greater capital resources and be in a stronger position to withstand down-turn in the market.

EMPLOYEES

         As of June 5, 1999, the Company employed approximately 3,200 full-time employees, of which approximately 119 were represented by a union at the Company's Bryan, Texas facilities and 108 were represented by a union at the South Hackensack, New Jersey facility. The contracts covering the Company's unionized employees at the Bryan, Texas and South Hackensack, New Jersey facilities expire in December, 2001 and February 2000 respectively. The Company also hires approximately 500 seasonal employees during the peak season, which lasts from April to October. The Company believes its relationship with its employees is good.

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


BACKLOG AND MATERIAL CUSTOMERS

         The Company has no material long-term contracts. Orders are generally filled within five to ten days of order receipt. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products. For fiscal 1999, one customer accounted for approximately 10% of the Company's sales; no other customer was greater than 10%.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to extensive and changing environmental laws and regulations pertaining to the discharge of certain materials into the environment, the handling and disposal of wastes (including solid and hazardous wastes) or otherwise relating to health, safety and protection of the environment. As such, the nature of the Company's operations and previous operations by others at real property currently or formerly owned or operated by the Company expose the Company to the risk of claims under environmental, health and safety laws and regulations. Based on its experience to date, the Company does not expect such claims, or the costs of compliance with environmental, health and safety laws and regulations, to have a material impact on its capital expenditures, earnings or competitive position. The Company believes it is in compliance in all material respect with such environmental laws and regulations. Capital expenditures for environmental matters were not material for fiscal 1999 and are not expected to be material for fiscal year 2000.

         The Company is associated with two Superfund sites that are being investigated or undergoing remediation pursuant to CERCLA. The Company is a Potentially Responsible Party ("PRP") at the Chemical Recycling, Inc. or "CRI" Superfund site in Wylie, Texas. The Company is a very small contributor at the CRI site, being assigned less than 1.275% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint sludges and waste xylene to the site for recycling. The site has soil and groundwater contamination, with the contaminants of concern being solvents such as vinyl chloride, acetone, dichloroethene, toluene, and xylene. Some areas of soil have metal contamination. Major removal actions have occurred; however, the final remediation action plan has not been prepared. According to the studies performed by the site's steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRPs at this site with approximately 85 that are members of the site's steering committee. Two main PRPs, Glidden and Sherwin Williams, account for 50% of all liability. The Company's costs to date associated with this site have been less than $50,000. The second site is the SAAD Trousdale Road landfill in Nashville, Tennessee. There is no documentation linking the Company to the site, and costs paid to the generator group to date have been $55,000. Because of the lack of documentation linking the Company to the site and the absence of activity since 1996, it is not expected that the costs will increase materially in the future.


INTELLECTUAL PROPERTY

         The Company holds no licenses, patents or copyrights. However, ALENCO, KLIMA-TITE, WINDOWMAN and CARE-FREE are registered trademarks of the Company, and GAPCO, ALENCO, LIVING WINDOWS, ALPINE WINDOWS, ULTRA, and BUILDERS VIEW are trade names used in and associated with the Company's business.

ITEM 2.  PROPERTIES

         The Company's operations are principally conducted at eleven owned or leased facilities. The Company believes that its plants and equipment are modern and well-maintained and provide adequate production capacity to meet the expected demand for its products.

         Listed below are the principal manufacturing facilities operated by the
Company:

Location                            Principal Product                  Owned/Leased
--------                            -----------------                  ------------
Bryan, Texas                        Residential Windows                Owned/Leased(a)
Bryan, Texas                        Commercial Windows(b)              Owned
Dallas, Texas                       Processed Glass(b)                 Leased
Fresno, California                  Residential Windows                Leased
Gallatin, Tennessee                 Residential Windows                Owned
Asheville, North Carolina           Residential Windows                Owned
Peachtree City, Georgia             Residential Windows                Owned
Peachtree City, Georgia             Window Components                  Owned
South Hackensack, New Jersey        Residential Windows                Leased
Charlotte, Michigan                 Residential Windows                Owned
Bothell, Washington                 Residential Windows                Leased



(a)  A portion of the facility is owned and a portion of the facility is leased.

(b) The Company has signed letters of intent for the sale of the commercial windows and processed glass businesses. The Bryan, Texas facility is to be utilized for production capacity increase at the residential window operation. The lease for the processed glass facility will be assumed by the purchaser.

     In addition, the Company leases space in New Orleans, Louisiana, Ontario, California and Phoenix, Arizona for use as distribution facilities and maintains its corporate headquarters in a leased facility in Dallas, Texas.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Supplementary Data contained herein. The statement of operations and balance sheet data for the year ended April 2, 1999, forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997 and the three fiscal years ended March 28, 1997, are derived from the audited financial statements of the Company.

                                                       FISCAL YEAR ENDED(b) OR PERIOD ENDED
                                    ---------------------------------------------------------------------
                                                  PREDECESSOR(a)                        SUCESSOR(a)
                                    --------------------------------------------  -----------------------
                                                                      SIX WEEKS   FORTY-SEVEN
                                    MARCH 31,  MARCH 29,  MARCH 28,     ENDED      WEEKS ENDED   APRIL 2,
                                      1995       1996       1997     MAY 9, 1997  APRIL 3, 1998    1999
                                    ---------  ---------  ---------  -----------  -------------  --------
STATEMENT OF OPERATIONS DATA:
Net sales                           $ 137,184  $ 173,271  $ 174,401  $    20,095  $     174,769  $281,737
Cost of products sold                 106,760    133,337    131,474       14,852        134,783   216,276
                                    ---------  ---------  ---------  -----------  -------------  --------
   Gross profit                        30,424     39,934     42,927        5,243         39,986    65,461
Selling, general and
 administrative(e)                     23,620     31,498     32,724        3,765         35,308    60,487
Restructuring charges                      --         --         --           --          1,044      (446)
                                    ---------  ---------  ---------  -----------  -------------  --------

Income from operations                  6,804      8,436     10,203        1,478          3,634     5,420
Interest expense, net                   4,843      6,125      5,381          587          9,164    18,495
Other expenses                            359        753        577        3,350             --     3,170
Income tax expense
 (benefit)                                833        753      1,892         (846)        (1,167)   (2,947)
Extraordinary loss(c)                     552         --         --          715            411        --
                                    ---------  ---------  ---------  -----------  -------------  --------
Net income (loss)                   $     217  $     805  $   2,353  $    (2,328) $      (4,774) $(13,298)
                                    =========  =========  =========  ===========  =============  ========

BALANCE SHEET DATE (AT
  PERIOD END):
Working capital                        17,980     14,340     17,301       21,456         27,361    18,979
Total assets                           70,666     76,769     73,077       79,540        259,444   243,655
Long-term obligations                  41,282     44,933     43,327       45,558        185,367   189,410
Redeemable preferred stock              4,720      5,312      6,119        6,187             --        --
Shareholder's equity                    1,740      1,953      3,913        4,698         30,011    15,178

OTHER FINANCIAL DATA:
Net cash provided by
 operating activities                     949      8,348      4,400        2,448          4,544     4,447
Net cash used in investing
 activities                            (4,515)    (9,285)    (3,234)        (155)      (125,646)   (7,649)
Net cash provided by (used in)
 investing activities                   3,445      1,006     (1,117)       1,983        117,381     3,316
EBITDA(d)                              11,055     12,681     15,069        2,013         12,136    19,551
Depreciation and amortization           4,251      4,245      4,866          535          8,502    14,131
Capital expenditures                    4,628      5,631      3,516          198          3,624     7,744
Cash interest expense                   3,098      5,767      5,243          480          8,890    17,600

                        NOTES TO SELECTED FINANCIAL DATA

(a) The acquisition of Holdings by Reliant Partners, and "push-down" of the basis of accounting on May 9, 1997 (the "Transaction"), affects the comparability of information in the selected financial data. Amounts for the periods subsequent to May 9, 1997 (Successor periods) are presented on the new basis of accounting established as of such date; the six-week period ended May 9, 1997, and the fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995 represent the Predecessor basis of accounting.

(b) Fiscal year 1998 was a 53-week period, however, as a result of the Transaction, is presented in two periods. All other fiscal years were 52 weeks.

(c) The Company recorded extraordinary losses of $552,000 which is net of a tax benefit of $297,000, $715,000 which is net of tax benefit of $369,000 and $411,000 which is net of tax benefit of $212,000, related to the write-off of debt issuance costs and an original issue discount in connection with its September 1994 debt refinancing, the Transaction and the January 1998 Senior Credit Facility, respectively.

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

(e) Includes $3.5 million and $1.3 million in fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives for the year ended April 2, 1999 and for the 47 weeks ended April 3, 1998, respectively. See ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS - Agreements with George Group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 2, 1999 COMPARED TO FIFTY-THREE WEEK PERIOD ENDED APRIL 3, 1998

         For purpose of comparison of the fiscal year ended April 2, 1999 (the "1999 Period") to the fifty-three week period ended April 3, 1998 (the "1998 Period"), the financial statements for the six weeks ended May 9, 1997 (Predecessor) and the 47 weeks ended April 3, 1998 (Successor period) have been combined. Significant fluctuations resulting from the application of the push-down of purchase accounting have been separately identified.

         NET SALES. Net sales increased $86.8 million, or 44.6%, from $194.9 million in the 1998 Period to $281.7 million in the 1999 Period. This increase was primarily attributable to the Care-Free acquisition (the "Acquisition") which increased net sales by $95.1 million. Excluding net sales of Care-Free and the Living Windows and Fenesco facilities which have been closed ("non-comparable operating units"), net sales were comparable. Aluminum window sales reflected an increase of $4.4 million, or 3.9%, from $115.1 million in the 1998 Period to $119.5 million in the 1999 Period, primarily due to an increase in new construction and national account sales. Vinyl window sales increased $94.0 million, or 183.1%, from $51.3 million in the 1998 Period to $145.3 million in the 1999 Period. This increase in vinyl window sales was a result of the Acquisition.

         COST OF PRODUCTS SOLD. Cost of products sold increased $66.7 million from $149.6 million in the 1998 Period to $216.3 million in the 1999 Period. Expressed as a percentage of net sales, cost of products was unchanged at 76.8% in both the 1999 Period and 1998 Period. Impacting cost of products sold were continuous flow manufacturing improvement initiatives at all of the operating units that resulted in improved productivity and purchasing synergies which have provided lower raw material costs. Offsetting these savings are increased depreciation expense due to capital expenditures for manufacturing automation projects and the write-off of materials used in the manufacture of non-key products resulting from the Company's continuing efforts to improve manufacturing productivity through product rationalization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21.4 million from $39.1 million in the 1998 Period to $60.5 million in the 1999 Period primarily as a result of the Acquisition. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 20.1% in the 1998 Period to 21.5% in the 1999 Period. This increase was primarily due to a $2.2 million increase in consulting fees for the operating improvement initiatives and $3.7 million for a new national marketing and sales organization. Also contributing to the increase in selling, general and administrative expense, as a percentage of sales, is a full year of goodwill amortization related to the purchase of Care-Free. These increases were partially offset by the elimination of fixed expenses associated with operating units closed in the third quarter of the 1998 Period.

         RESTRUCTURING CHARGES. In the 1999 Period, the Company reversed $446,000 in the restructuring charge provided in the 1998 Period as a result of actual amounts paid differing from the original estimate, including the Company subleasing a facility earlier than originally anticipated.

         OTHER EXPENSES, NET. Other expenses consists primarily of a loss of $3.2 million on the expected sale of certain assets, primarily machinery, equipment and inventory, used in the manufacture and distribution of non-core products such as commercial windows and specialty glass. The expected date of closing on these sales is July 1999. For the 1999 Period and the 1998 Period these assets generated approximately $19.9 million and $17.8 million in net sales and ($63,000) and $603,000 in income (loss) before taxes, respectively.

         INTEREST EXPENSE, NET. Net interest expense increased $8.7 million from $9.8 million for the 1998 Period to $18.5 million for the 1999 Period. This increase was primarily due to a higher debt level in the 1999 Period as a result of the Acquisition.

         INCOME TAX EXPENSE. The Company's effective income tax rate (state and Federal combined) was 18.1% for the 1999 Period, 21.1% for the 47-week period ended April 3, 1998, and 34.0% tax benefit for the six-week period ended May 9, 1997. The decrease in the effective income tax benefit rate for the 1999 Period reflects an increase in nondeductible expenses (primarily amortization of goodwill) as a percentage of pre-tax loss.

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

         NET SALES. Net sales increased $20.5 million, or 11.7%, from $174.4 million in fiscal year 1997 to $194.9 million in the 1998 Period. This increase was primarily attributable to the Acquisition which increased net sales by $19.3 million. Aluminum window sales reflected a decrease of $3.9 million, or 3.1%, from $126.1 million in fiscal year 1997 to $122.2 million in the 1998 Period, primarily the result of customers converting to vinyl windows at the Company's Bryan, Texas and Fresno, California facilities and the closure of the Houston, Texas facility. Vinyl window sales increased $22.3 million, or 76.9%, from $29.0 million in fiscal year 1997 to $51.3 million in the 1998 Period. This increase in vinyl window sales was primarily the result of the Acquisition. The Company's other facilities increased vinyl sales by $2.7 million, or 9.4% in the 1998 Period due to improved market penetration in the Company's existing markets, including North Carolina, Georgia, and Tennessee, expansion in new geographic markets and aluminum customers converting to vinyl windows.

         COST OF PRODUCTS SOLD. Cost of products sold increased $18.1 million from $131.5 million in fiscal year 1997 to $149.6 million in the 1998 Period. Expressed as a percentage of net sales, cost of products sold increased from 75.4% in fiscal year 1997 to 76.8% in the 1998 Period. This increase was primarily due to $2.7 million (1.4% of net sales) resulting from the flow through in the statement of operations of inventory step-up and fixed asset write-up related to the acquisition of the Company and the purchase of Care-Free, $1.0 million (0.5% of net sales) in wage and related benefit increases partially offset by $0.6 million (0.3% of net sales) in efficiency improvements. The Acquisition increased cost of product sold by $15.1 million which had a nominal negative impact on Company margins.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities was $4.4 million for the 1999 Period compared to $7.0 million for the 1998 Period. The decrease in cash provided from operating activities is the result of comparatively lower results of operations partially offset by improvements in the management of working capital.

         Capital expenditures for the 1999 Period were $7.7 million compared to $3.8 million in the 1998 Period. The Company's 1999 capital expenditures relate to manufacturing automation, vinyl manufacturing equipment, computer systems and capital maintenance projects. In particular, the Company invested capital to achieve a rationalization in its product offering that will yield future operating leverage. In fiscal year 2000, the Company anticipates that maintenance capital expenditures will total approximately $2.6 million and expenditures for cost reductions and productivity improvement initiatives will likely total $6.9 million, including, manufacturing automation and computer systems.

         Cash flows provided by financing activities in the 1999 Period were $3.3 million compared to $119.4 million in the 1998 Period. The 1999 Period financing activities were used primarily to fund capital expenditures. Interest and principal payments on the Company's 10-7/8 Senior Subordinated Notes due May 1, 2004 (the "Notes") and the credit agreement dated as of January 28, 1998 (the "Senior Credit Facility") represent significant obligations of the Company. The Notes require semi-annual interest payments in May and November. The Senior Credit Facility requires quarterly interest payments in April, July, October, and January. In fiscal year 2000, amounts outstanding under the Senior Credit Facility will require principal payments of approximately $854,000 in each of the first three quarters and $2.2 million in the fourth quarter. In addition to its debt service obligations, the Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company's working capital needs are seasonal, and historically have peaked during the second and third fiscal quarters.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Senior Credit Facility. On March 31, 1999 the Company obtained a waiver for its breach of covenant requirements under the Senior Credit Facility that is effective until the end of the first quarter of fiscal year 2000 and renegotiated the financial covenant requirements beginning July 2, 1999 through the remaining term of the Senior Credit Facility agreement. The amount available as of June 8, 1999, under the revolving line of credit (the "Revolver") is approximately $6.1 million. As of June 8, 1999, $26.6 million was borrowed and $2.3 million in letters of credit were outstanding under the Revolver. Interest on the borrowings under the Revolver, which is currently payable at 8.0%, is at 3.00% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003. At the end of the fourth quarter of the 1999 Period, the Company entered into a contract with a large national home center chain for the exclusive sale and distribution of its products. While the Company's consolidated net sales are expected to increase as a result, it will also incur certain startup costs which will increase its working capital requirements during the first half of fiscal 2000. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments on the Notes and amounts outstanding under the Senior Credit Facility. However, capital expenditure requirements may change, particularly if the Company should complete any acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities, which is effective for financial statements issued for periods beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company believes SOP 98-5 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SOP 98-5 in the first quarter of fiscal year 2000.

         The Company is also assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that all derivatives be recognized as either assets or liabilities on the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. The statement amends and supercedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies a number of the consensus reached by the Emerging Issues Task Force. This statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adopting SFAS No. 133. The Company currently intends to adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2002.

YEAR 2000 COMPLIANCE

         Many existing computer software and hardware programs were written using two digits rather than four to refer to the year. These computer programs will not properly interpret the year 2000. The Company has established an enterprise-wide program (Year 2000 Plan) to prepare its computer systems and applications for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compatibility.

         The Year 2000 Plan is divided into the following three major components: (1) Information Systems; (2) Embedded Controls; and (3) Lifeline Systems. Information Systems includes all hardware, computer software and electronic data interchange. Embedded Controls includes all production equipment and facility systems. Lifeline Systems includes utilities, services and business relationships, including vendors and suppliers. The Year 2000 Plan is being implemented with respect to each of these components in the following six general phases: (1) inventory the components discussed above; (2) assess the impact of items determined not to be Year 2000 compatible; (3) assign priorities to identified items; (4) remediate or replace mission critical items that are determined not to be Year 2000 compatible; (5) test mission critical items; and
(6) design and implement contingency and business continuation plans for each of the Company's locations. The Company has substantially completed phases 1 through 4 for each of the three major components and is currently performing phases 5 and 6. The Company anticipates completion of the testing phase in August 1999 and completion of the continuation plans by the end of September 1999.

         To date, the Company has incurred approximately $435,000 in Year 2000 related expense. It is estimated that an additional $65,000 will be incurred in calendar year 1999 to complete the Year 2000 Plan. Expenses incurred to complete remediation of the Year 2000 Plan are not expected to have a material impact on the Company's results of operations or financial position. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be year 2000 compliant. The Company expects to reduce its level of uncertainty and the adverse effect that any such failures may have through continued assessment and development of contingency plans throughout calendar 1999 depending on circumstances encountered during the year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is primarily exposed to market risk on its variable rate debt instruments through fluctuations in interest rates. The Company strategy for mitigating this risk consists of interest rate swap agreements, which effectively limit the variability of interest costs by establishing a maximum and minimum rate on $55.0 million of its Senior Credit Facility. At April 2, 1999, market interest rates were below the Company's minimum rates on the interest rate swap agreements. The effect of a one percent change in market rates of interest would increase annual interest expense approximately $1.0 million or decrease interest expense $0.6 million, based on balances outstanding at April 2, 1999. Additional information relating to this agreement is provided in notes to the consolidated financial statements of the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information concerning the directors and executive officers of the Company:

Name                                Age              Position
----                                ---              --------
Fred S. Grunewald                   48               Chairman, President, Chief Executive Officer,
                                                     Director

Virgil D. Lowe                      56               Chief Financial Officer, Senior Vice President,
                                                     Director

Linda Smith                         52               Chief Information Officer, Senior Vice
                                                     President

Thomas M. Seymour                   51               Senior Vice President

Bradford E. Bernstein               32               Director

Michael L. George                   59               Director

Steven B. Gruber                    41               Director

Robert B. Henske                    38               Director

James M. Patell                     50               Director

         Fred S. Grunewald joined the Company in October 1998. Prior to joining the Company, Mr. Grunewald served as President and COO of Overhead Door Corporation. Previously, he was President and General Manager of Rubbermaid's Home Products Division. He also held a senior management positions with Black & Decker and General Electric. Mr. Grunewald began his career with General Electric Company assuming responsibilities in sales, marketing, and product management. Mr. Grunewald received a Bachelor of Arts degree from the University of California, San Diego and a Master of Business Administration degree from the University of Michigan.

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

         Linda M. Smith joined the Company in February 1999 as Senior Vice President of Supply Chain and Chief Information Officer. Prior to joining the Company, Ms. Smith was Vice President of the Thomas Group, an international consulting firm with a patented process for Total Cycle Time(TM). Ms. Smith's work experience during six and one half years with the Thomas Group includes responsibility for recruiting, hiring, and training. Ms. Smith studied history and political science at Lamar University and the University of Houston.

         Thomas M. Seymour joined the Company in May 1998 as Senior Vice President of Sales and Marketing. Prior to joining the Company, Mr. Seymour held a variety of marketing and sales related positions during a 28 year career with Owens Corning, most recently as Vice President Strategic Marketing, Exterior System Business. Mr. Seymour is graduate of Grand Valley State University with a degree in Business Administration and Economics.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid during the 1999 Period for services rendered in all capacities to the Company and its subsidiaries by certain of the Company's executive officers (collectively, the "Named Executive Officers"):


                                      Annual Compensation       Long-Term Compensation
Name and                  Fiscal    -----------------------  -----------------------------    All Other
Principal Position         Year      Salary       Bonus(a)     SARs(b)    Stock Options(g)   Compensation
------------------        ------    --------     ----------  -----------  ----------------   -------------
Fred S. Grunewald          1999     $102,083 **          --           --       33,866        $       417(c)
Chairman, President,
Chief Executive Officer

David G. Fiore *           1999     $ 163,844            --           --           --        $   384,743(d)
President, Chief           1998     $ 201,250    $   61,173           --       26,386        $ 1,334,521(d)
Executive Officer          1997     $ 175,500    $  166,873   $  265,600           --        $     6,626(d)

Virgil D. Lowe             1999     $ 166,417            --           --           --        $    16,668(e)
Senior Vice President,     1998     $ 124,750    $   30,587           --       10,556        $   201,896(e)
Chief Financial Officer    1997     $  87,750    $   83,437   $   53,120           --        $     7,184(e)

Linda M. Smith             1999     $  21,260 **         --           --           --                 --
Senior Vice President
Chief Information Officer

Tom Seymour                1999     $ 193,308 ** $   50,000           --       12,500        $    79,691(f)

Senior Vice President


*   Resigned effective October 1998.
**  Reflects fiscal 1999 salary from date of hire.

(a) Bonuses are based on operating performance. For corporate employees with Company-wide responsibility, the bonus is based on the operating income of the entire Company.

(b) Based on a value of $26,560 per unit, which is the value of the Units upon consummation of the Transaction (as hereinafter defined).

(c)      Consists of $417 paid by the Company for health and life insurance.

(d) Consists of $235,947 deferred transaction bonus, $ 110,000 for consulting, $18,134 for accrued vacation, $9,265 paid by the Company for health and life insurance, $8,533 in contributions to the Company's 401(k) plans, and $2,864 in reimbursements for taxes attributable to these payments in 1999; $2,152 paid by the Company for health and life insurance, $9,939 in contributions to the Company's 401(k) plans, $1,062,400 for the exercise of Units and a $250,000 transaction bonus upon the closing of the Transaction and $10,030 in reimbursements for taxes attributable to these payments in 1998; and $3,126 paid by the Company for health and life insurance and $3,500 in contributions to the Company's 401(k) plans in 1997.

(e) Consists of $8,209 paid by the Company for health and life insurance, $4,880 in contributions to the Company's 401(k) plans, and $3,579 in reimbursements for taxes attributable to these payments in 1999; $2,592 paid by the Company for health and life insurance, $8,270 in contributions to the Company's 401(k) plans, $185,920 for the exercise of Units upon the closing of the Transaction and $5,114 in reimbursements for taxes attributable to these payments in 1998; and $4,301 paid by the Company for health and life insurance, $250 in reimbursements for taxes attributable to such health and life insurance payments and $2,633 in contributions to the Company's 401(k) plans in 1997.

(f) Consists of $75,950 in Company reimbursed moving expenses, $3,741 paid by the Company for health and life insurance in 1999.

(g)      All options granted are for common stock of Holdings.

Stock Option Grants in the Last Fiscal Year

         The following table sets forth information relating to stock options granted during the 1999 Period to the Named Executive Officers.

                              INDIVIDUAL GRANTS(1)

                           Number of           % of Total
                          Securities         Options Granted   Exercise or                     Grant Date
                          Underlying           to Employees      Base Price     Expiration        Fair
Name                  Options Granted(2)     in Fiscal Year      ($/Shares)        Date         Value(3)
----                  ------------------     ---------------   ------------     ----------     ----------
Fred S. Grunewald           33,866                49.55%          $20.00         10/16/08        $7.35
Virgil D. Lowe
Linda M. Smith
Thomas M. Seymour           12,500                18.29%          $20.00         06/25/08        $8.42

--------------------------

(1)      All options granted are for the common stock of Holdings.

(2)      Options vest ratably over five years.

(3)      Based on the Black Scholes Option Pricing Model.

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

         The Options vest upon such terms as the Board of Directors determines, provided that in the event of a change of control of Holdings, Options which are not exercisable at such time become immediately exercisable. The exercise price for each Option is the fair market value of the common stock of Holdings on the date of grant. Holdings has granted options to purchase 89,625 shares of its common stock to certain members of the Company's senior management. Holdings may issue options to purchase an additional 11,223 of its shares of common stock under the Plan.

Compensation of Directors

         The Directors of the Company are not compensated for their services as such nor for their participation on any Board Committees except for outside directors of which the Company currently has one. This outside director has received, under the Plan, 1,982 stock options with an exercise price of $.01 per share and vesting of one-fifth of the shares each year for five years. The Company has also agreed to grant to the outside director stock options to value $25,000 for each year of service to the Board of Directors.

Employment Agreements with Named Executive Officers

         The Company currently has employment agreements with Fred S. Grunewald, Virgil D. Lowe, and Thomas M. Seymour. Mr. Grunewald's agreement is for a five-year term. Mr. Grunewald is to receive an annual base salary of at least $350,000 and standard benefits available to other executives of the Company. If his employment is terminated for Cause, Mr. Grunewald is entitled to receive his salary and benefits through the date of termination. In the event of a termination other than for Cause, Mr. Grunewald is entitled to his full base salary through the date of termination, and full base salary for a period of two years from the date of termination, plus the bonus, if any, earned by, but not paid to, Mr. Grunewald prior to the termination date. The Company must also maintain in effect for the remainder of the term all employee benefit plans relating to hospitalization, medical, life insurance and disability programs in which Mr. Grunewald was enrolled immediately prior to termination. Mr. Grunewald is also subject to a non-competition agreement during the term of the agreement and for a period of two year after termination.

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

         Under Mr. Seymour's agreement, he is to receive an annual salary of at least $210,000 and standard benefits available to other executives of the Company. Upon termination of his employment by the Company for Cause, Mr. Seymour is to receive his salary and benefits through the date of termination. In the event of a termination other than for Cause, Mr. Seymour is entitled to 12 months of base pay, plus a pro rata share of the bonus, if any, which he otherwise would have been entitled to for the then current fiscal year. The Company must also maintain in effect for a period of 12 months after termination all employee benefit plans relating to hospitalization, medical, life insurance and disability programs in which Mr. Seymour was enrolled immediately prior to termination.

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

                                       Number of      Percentage
Five Percent Stockholders                Shares        of Shares
-------------------------              ---------      ----------
Reliant Partners, L.P.(a)                478,002           47.07%
  201 Main Street, Suite 3100
  Fort Worth, Texas 76102

Reliant Partners II, L.P.(b)             478,000           47.07%
  201 Main Street, Suite 3100
  Fort Worth, Texas 76102

Officers and Directors

Fred S. Grunewald(c)                      21,499            2.12%
Virgil D. Lowe(c)                         14,375            1.42%
Thomas M. Seymour                         12,653            1.25%
Bradford E. Bernstein                         --            --
Michael L. George                             --            --
Steven B. Gruber                              --            --
Robert B. Henske                              --            --
James M. Patell                              396            0.04%
All executive officers and directors
  as a group (8 persons)                  48,923            4.82%


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

(c) Includes shares which may be acquired upon the exercise of options exercisable within 60 days as of the date hereof by Messrs. Lowe, Seymour and Patell for 4,222, 2,500 and 396, respectively.

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

         The Company has entered into a consulting agreement with George Group whereby George Group will provide consulting services to the Company, including services with respect to strategic planning, operations and financial matters. For such services, George Group has been paid cash fees in an amount of $2.6 million, and $0.6 million and reimbursed for its out-of-pocket expenses of $0.7 million, and $0.5 million in the 1999 Period and 1998 Period, respectively. In addition, for such services to be performed in the future for the Company, George Group will be paid cash fees and reimbursed for out-of-pocket expenses estimated to be $1.0 million in total. George Group has advised the Company that it estimates its engagement will be completed within 18 months from the date of the purchase of Care-Free. In addition, upon the Company's meeting certain performance targets agreed upon between Reliant Partners, Reliant Partners II and George Group, certain employees of George Group will receive an increased limited partnership interest in each of Reliant Partners and Reliant Partners
II. The Company has agreed to indemnify George Group, its owners, employees and agents from liabilities and claims relating to or arising from the engagement of George Group, other than those resulting from negligence or willful misconduct of George Group. Michael L. George, a director of the Company, is the Chairman of the Board of George Group.

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

         None

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



As of April 2, 1999 and April 3, 1998 and for the year ended April 2, 1999, forty-seven weeks ended April 3, 1998, six weeks ended May 9, 1997 and year ended March 28, 1997

                                                                                   PAGE
Independent Auditors' Report                                                        F-2

Independent Auditors' Report                                                        F-3

Consolidated Balance Sheets                                                         F-4

Consolidated Statements of Operations                                               F-6

Consolidated Statements of Shareholder's Equity                                     F-7

Consolidated Statements of Cash Flows                                               F-8

Notes to Consolidated Financial Statements                                          F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Reliant Building Products, Inc.


We have audited the accompanying consolidated balance sheets of Reliant Building Products, Inc., (a wholly-owned subsidiary of RBPI Holding Corporation) and subsidiaries (Successor) as of April 2, 1999 and April 3, 1998, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended April 2, 1999 and the period from May 9, 1997 to April 3, 1998 (Successor periods). In connection with our audits of the Successor consolidated financial statements, we have also audited the financial statement schedule for the Successor periods listed at the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Reliant Building Products, Inc. and subsidiaries as of April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for the year ended April 2, 1999 and the period from May 9, 1997 to April 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the Successor periods, when considered in relation to the Successor consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective May 9, 1997, the former shareholders of RBPI Holding Corporation sold all of the common stock of RBPI Holding Corporation in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information of Reliant Building Products, Inc. for the periods after the acquisition are presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

                                    KPMG LLP


Dallas, Texas
June 14, 1999

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Reliant Building Products, Inc.


We have audited the accompanying consolidated statements of operations, shareholder's equity, and cash flows of Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries for the six week period ended May 9, 1997 and the year ended March 28, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Reliant Building Products, Inc. and subsidiaries for the six week period ended May 9, 1997 and the year ended March 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                Ernst & Young LLP


Dallas, Texas
September 19, 1997

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                            (In thousands of dollars)



                                                               SUCCESSOR
                                                       ------------------------
                                                        APRIL 2,       APRIL 3,
                      Assets                              1999          1998
                                                       ---------      ---------
Current assets:
    Cash and cash equivalents                          $     851            737
    Accounts receivable, net                              26,331         28,638
    Inventories:
       Raw materials                                      13,205         15,767
       Finished products and work-in-process               6,015          6,162
    Federal income tax receivable                             --          4,993
    Deferred tax assets                                    2,879          3,889
    Prepaid expenses and other current assets              2,001            903
                                                       ---------      ---------
                Total current assets                      51,282         61,089

Property, plant, and equipment at cost:
    Land and buildings                                    20,676         20,979
    Machinery and equipment                               42,369         40,014
                                                       ---------      ---------
                                                          63,045         60,993
    Less accumulated depreciation and amortization       (12,742)        (5,629)
                                                       ---------      ---------
                                                          50,303         55,364

Intangible assets, net                                   131,794        137,036
Debt issuance costs, net                                   4,568          5,465
Assets held for sale                                       5,096             --
Other assets                                                 612            490
                                                       ---------      ---------
                Total assets                           $ 243,655        259,444
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            (In thousands of dollars)



                                                               SUCCESSOR
                                                       ------------------------
                                                        APRIL 2,       APRIL 3,
              LIABILITIES AND SHAREHOLDER'S EQUITY       1999           1998
                                                       ---------      ---------
Current liabilities:
     Accounts payable                                  $  15,399         14,654
     Accrued expenses                                     16,467         17,250
     Current portion of long-term debt                     5,533          1,824
                                                       ---------      ---------
                 Total current liabilities                37,399         33,728

Long-term debt, less current portion                     183,877        183,543
Deferred income taxes                                      3,784          8,453
Other liabilities                                          3,417          3,709

Commitments and Contingencies (notes 6 and 13)

Shareholder's equity:
     Common stock, $1.00 par value,
        Authorized 10,000 shares, issued
           and outstanding 1,000                               1              1
     Preferred stock of Holdings, stated at amount
           contributed                                     4,664          4,700
     Notes receivable - equity securities                   (475)            --
     Additional paid-in capital                           30,925         30,084
     Accumulated deficit                                 (19,937)        (4,774)
                                                       ---------      ---------
                 Total shareholder's equity               15,178         30,011
                                                       ---------      ---------
                 Total liabilities and shareholder's
                    equity                             $ 243,655        259,444
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                            (In thousands of dollars)



                                                                SUCCESSOR                   PREDECESSOR
                                                       -------------------------     ------------------------
                                                                     FORTY-SEVEN     SIX WEEKS        YEAR
                                                       YEAR ENDED    WEEKS ENDED       ENDED          ENDED
                                                        APRIL 2,       APRIL 3,        MAY 9,       MARCH 28,
                                                         1999           1998           1997            1997
                                                       ----------    -----------     ---------      ---------
Net sales                                              $ 281,737        174,769         20,095        174,401
Cost of products sold                                    216,276        134,783         14,852        131,474
                                                       ---------      ---------      ---------      ---------
           Gross profit                                   65,461         39,986          5,243         42,927

Selling, general and administrative                       60,487         35,308          3,765         32,724
Restructuring charges                                       (446)         1,044             --             --
                                                       ---------      ---------      ---------      ---------
           Income from operations                          5,420          3,634          1,478         10,203

Interest expense                                          18,567          9,494            587          5,391
Interest income                                               72            330             --             10
Other expenses, net                                        3,170             --          3,350            577
                                                       ---------      ---------      ---------      ---------
           Income (loss) before income
              taxes and extraordinary loss               (16,245)        (5,530)        (2,459)         4,245

Income tax (benefit) expense                              (2,947)        (1,167)          (846)         1,892
                                                       ---------      ---------      ---------      ---------
           Income (loss) before extraordinary loss       (13,298)        (4,363)        (1,613)         2,353

Extraordinary loss, net of tax benefits
     of $212 in 1998 and $369 in 1997                         --            411            715             --
                                                       ---------      ---------      ---------      ---------
           Net Income (loss)                           $ (13,298)        (4,774)        (2,328)         2,353
                                                       =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholder's Equity

                            (In thousands of dollars)


                                                                                                   NOTES
                                                                                                RECEIVABLE       ADDITIONAL
                                                             COMMON    COMMON    PREFERRED   RELATED TO EQUITY    PAID-IN
                                                             SHARES    STOCK       STOCK       TRANSACTIONS       CAPITAL
                                                            --------  --------  -----------  -----------------   ----------
Balance at March 29, 1996 (Predecessor)                        1,000  $      1           --                 --        7,063
     Net income                                                             --           --                 --           --
     Accrual of redeemable preferred stock dividend                         --           --                 --         (371)
     Other                                                                  --           --                 --          (22)
                                                            --------  --------  -----------  -----------------   ----------

Balance at March 28, 1997 (Predecessor)                        1,000         1           --                 --        6,670
     Net loss                                                               --           --                 --           --
     Accrual of redeemable preferred stock dividend                         --           --                 --          (68)
     Incentive stock units liability paid by shareholder                    --           --                 --        3,181
                                                            --------  --------  -----------  -----------------   ----------

Balance at May 9, 1997 (Predecessor)                           1,000         1           --                 --        9,783
     Establishment of successor basis                                       --           --                 --       32,525
     Dividends paid to Holdings                                             --           --                 --      (12,559)
     Net loss                                                               --           --                 --           --
     Preferred stock issuance contributed by Holdings                       --        4,700                 --           --
     Capital contributions from Holdings                                    --           --                 --          335
                                                            --------  --------  -----------  -----------------   ----------

Balance at April 3, 1998 (Successor)                           1,000         1        4,700                 --       30,084
     Equity transactions with Holdings                                      --          (36)              (475)         841
     Common stock dividends declared                                        --           --                 --           --
     Net loss                                                               --           --                 --           --
     Accrual of preferred stock dividend                                    --           --                 --           --
                                                            --------  --------  -----------  -----------------   ----------

Balance at April 2, 1999 (Successor)                           1,000  $      1        4,664               (475)      30,925
                                                            ========  ========  ===========  =================   ==========


                                                             ACCUMULATED
                                                               DEFICIT      TOTAL
                                                             -----------  ----------

Balance at March 29, 1996 (Predecessor)                           (5,111)      1,953
     Net income                                                    2,353       2,353
     Accrual of redeemable preferred stock dividend                   --        (371)
     Other                                                            --         (22)
                                                             -----------  ----------

Balance at March 28, 1997 (Predecessor)                           (2,758)      3,913
     Net loss                                                     (2,328)     (2,328)
     Accrual of redeemable preferred stock dividend                   --         (68)
     Incentive stock units liability paid by shareholder              --       3,181
                                                             -----------  ----------

Balance at May 9, 1997 (Predecessor)                              (5,086)      4,698
     Establishment of successor basis                              5,086      37,611
     Dividends paid to Holdings                                       --     (12,559)
     Net loss                                                     (4,774)     (4,774)
     Preferred stock issuance contributed by Holdings                 --       4,700
     Capital contributions from Holdings                              --         335
                                                             -----------  ----------

Balance at April 3, 1998 (Successor)                              (4,774)     30,011
     Equity transactions with Holdings                                --         330
     Common stock dividends declared                              (1,039)     (1,039)
     Net loss                                                    (13,298)    (13,298)
     Accrual of preferred stock dividend                            (826)       (826)
                                                             -----------  ----------

Balance at April 2, 1999 (Successor)                             (19,937)     15,178
                                                             ===========  ==========


See accompanying notes to consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)



                                                       SUCCESSOR                     PREDECESSOR
                                                --------------------------     -----------------------
                                                 YEAR ENDED    FORTY-SEVEN      SIX WEEKS      YEAR
                                                    ENDED      WEEKS ENDED       ENDED         ENDED
                                                  APRIL 2,      APRIL 3,         MAY 9,      MARCH 28,
                                                    1999          1998            1997         1997
                                                ------------  ------------     ----------    ---------
Cash flows from operating activities:
Net income (loss)                               $    (13,298)       (4,774)        (2,328)       2,353
Adjustments to reconcile net income (loss)
   to net cash provided by operations:
      Extraordinary loss                                  --           411            715           --
      Depreciation and amortization                   14,131         8,502            535        4,866
      Noncash interest expense                           967           604             63          666
      Deferred income tax benefit                     (3,255)       (1,333)          (118)        (176)
      Provision for doubtful accounts                  1,684           293            130          331
      Compensation expense related to
         incentive stock units                            --            --          3,181           --
      Estimated loss on disposition of assets          3,170            --             --           --
      Other                                              (39)         (179)          (229)         224
Changes in operating assets and liabilities,
 exclusive of acquisition
   accounting:
      Accounts and notes receivable                   (1,604)          384         (1,436)         627
      Inventories                                        744           311           (829)        (206)
      Prepaid expenses and other current
         assets                                        3,895        (2,573)        (1,540)          49
      Accounts payable and accrued
         expenses                                       (748)          494          4,305       (4,803)
      Other assets                                    (1,200)        2,404             (1)         469
                                                ------------  ------------     ----------    ---------

            Net cash provided by operating
               activities                              4,447         4,544          2,448        4,400
                                                ------------  ------------     ----------    ---------

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)


                                                       SUCCESSOR                     PREDECESSOR
                                                --------------------------     -----------------------
                                                 YEAR ENDED    FORTY-SEVEN      SIX WEEKS      YEAR
                                                    ENDED      WEEKS ENDED       ENDED         ENDED
                                                  APRIL 2,      APRIL 3,         MAY 9,      MARCH 28,
                                                    1999          1998            1997         1997
                                                ------------  ------------     ----------    ---------
Cash flows from investing activities:
     Purchase of property, plant and equipment        (7,744)       (3,624)          (198)      (3,516)
     Proceeds from sales of property, plant
        and equipment                                     95            76             43          282
     Acquisitions, net of cash acquired                   --      (122,098)            --           --
                                                ------------  ------------     ----------    ---------

                 Net cash used in investing
                    activities                        (7,649)     (125,646)          (155)      (3,234)
                                                ------------  ------------     ----------    ---------

Cash flows from financing activities:
     Net proceeds from revolving loan                  5,800         8,300          2,631          625
     Proceeds from subordinated debt                      --        70,000             --           --
     Proceeds from long-term debt                        592       105,000             --        2,600
     Principal payments on long-term debt             (2,283)      (45,545)          (648)      (4,685)
     Redemption of preferred stock                        --        (6,187)            --       (5,386)
     Payment of debt issue costs                         (70)       (6,663)            --          (72)
     Preferred stock capital contribution                 --         4,700             --        5,969
     Equity transactions with Holdings                   330           335             --           --
     Payment of dividends to Holdings                 (1,039)      (12,559)            --           --
     Payment of preferred stock dividend                 (14)           --             --         (168)
                                                ------------  ------------     ----------    ---------

                 Net cash provided by (used in)
                    financing activities               3,316       117,381          1,983       (1,117)
                                                ------------  ------------     ----------    ---------

Increase (decrease) in cash and cash
     equivalents                                         114        (3,721)         4,276           49
Cash and cash equivalents at beginning
     of period                                           737         4,458            182          133
                                                ------------  ------------     ----------    ---------
Cash and cash equivalents at end of period      $        851           737          4,458          182
                                                ============  ============     ==========    =========

Supplementary Information:
Cash paid for interest                          $     17,693         4,524            480        5,243
                                                ============  ============     ==========    =========

Cash paid (recovered) for income taxes          $     (4,154)        2,319             --        1,470
                                                ============  ============     ==========    =========


See accompanying notes to consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    THE COMPANY

              Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") is primarily engaged in the manufacture of aluminum and vinyl, or nonwood, framed windows primarily for the new construction, repair and remodel, national home center chains and manufactured housing markets. The Company has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey, Michigan, North Carolina and California, and most of its customers are located throughout the United States.

       (b)    BASIS OF PRESENTATION AND CONSOLIDATION

              The Company is a wholly-owned subsidiary of RBPI Holding Corporation (Holdings). On May 9, 1997 the former shareholders of Holdings sold all of the common stock of Holdings (the Transaction) as described further in note 2. As a result of the Transaction, a new basis of accounting was established (Successor) and therefore the periods before May 9, 1997 are not comparable to the Successor periods. All amounts for the six week period ended May 9, 1997 and the year ended March 28, 1997 represent the predecessor basis of accounting. All significant intercompany balances and transactions have been eliminated in consolidation. The Company utilizes a 52- or 53-week accounting period which ends on the Friday closest to March 31. Each of the years ended April 2, 1999 and March 28, 1997 included 52-weeks.

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

       (d)    FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The fair value of the credit facility (as defined in note 4) is presented at amounts which approximate fair value due to the instruments bearing interest rates at market rates. The Company's subordinated notes had a fair value of $58,800 and $72,600 at April 2, 1999 and April 3, 1998,
              respectively, as determined by quoted market value.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)

       (e)    ACCOUNTS RECEIVABLE

              Credit is extended to customers in the normal course of business under normal trade terms. The Company has established an allowance for doubtful accounts of $2,717 and $2,335 at April 2, 1999 and April 3, 1998, respectively, based upon the expected collectibility of its receivables. The Company wrote-off accounts receivable, net of recoveries, of $1,302, $979, $66 and $542 for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997 and the year ended March 28, 1997, respectively.

       (f)    LONG-LIVED ASSETS

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

       (g)    INVENTORIES

              Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method. As of April 2, 1999 and April 3, 1998 LIFO approximates current replacement cost.

       (h)    DEPRECIATION AND AMORTIZATION

              Buildings, leasehold improvements, and machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (buildings - 10 to 20 years; leasehold improvements - 10 years; machinery and equipment - 2 to 10 years). Capital leases are amortized over the shorter of the useful life of the leased asset or the lease term. Amortization of fixed assets under capital lease is included in depreciation and amortization expense. Interest cost capitalized was immaterial for all periods presented.

       (i)    INTANGIBLE ASSETS

              Intangible assets, consisting of goodwill and other intangible assets, are stated at cost. Goodwill of $130,830 and $136,784, net of accumulated amortization of $4,991 and $1,504 as of April 2, 1999 and April 3, 1998, respectively, is being amortized on a straight-line basis over an estimated useful life of 40 years. Other intangible assets consist primarily of a covenant not to compete and trademarks that are being amortized over five years.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


              The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. At April 2, 1999 the Company believes no impairment of goodwill has occurred. The Company's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, a portion of the goodwill may become impaired.

        (j)   CASH EQUIVALENTS

              The Company considers all short-term highly liquid instruments, with an original maturity date of three months or less, to be cash equivalents.

       (k)    REVENUE RECOGNITION

              The Company recognizes revenue as earned, which is generally upon delivery of product to customers. Sales returns and allowances are not significant.

       (l)    ADVERTISING COSTS

              Advertising costs are expensed as incurred. Advertising costs were $2,748, $1,188, $82 and $863 for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997 and for the year ended March 28, 1997, respectively.

       (m)    PRODUCT WARRANTY

              The Company's products are sold under warranty against defects in material and workmanship for a period ranging from one to ten years. An allowance for estimated future warranty cost is recorded in the period the product is sold.

       (n)    INCOME TAXES

              The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


              assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's operations are included in the consolidated tax return of Holdings. Income taxes have been calculated as if the Company filed a tax return on a stand alone basis.

       (o)    STOCK-BASED COMPENSATION

              The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation which requires pro forma disclosure of net income as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for the preparation of its consolidated financial statements.

       (p)    RECLASSIFICATIONS

              Certain amounts have been reclassified to conform to the 1999 presentation.


2)     STOCK PURCHASE

       On May 9, 1997, Reliant Partners purchased the common stock of Holdings from Wingate Partners, L.P. and certain selling stockholders for $30,100 in cash and $9,800 of seller notes. In addition, $6,200 of outstanding preferred stock was redeemed. In connection with the Transaction, the Company recognized $3,200 of compensation expense, which is reflected in other expenses in the statement of operations for the six weeks ended May 9, 1997 and retired $44,300 of existing long-term debt with proceeds from Senior Subordinated notes sold in conjunction with the Transaction. The Company recognized an extraordinary charge of $715, net of a tax benefit of $369, relating to the extinguishment of the debt in the six weeks ended May 9, 1997.

       The Transaction was accounted for under the purchase method of accounting and the purchase accounting adjustments associated with the Transaction have been "pushed-down" to the Company. The consolidated financial statements for all periods subsequent to May 9, 1997 are presented on the new basis of accounting established on that date. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed of the Company based on their fair values, with the remainder allocated to goodwill as follows:

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


Total purchase price, including $2,158 of acquisition costs          $ 42,058

Less:
   Net book value of assets acquired, excluding $9,492 of              (4,794)
      predecessor goodwill
   Seller transaction costs                                               250
                                                                     --------

         Excess of cost over net book
            value of assets acquired                                 $ 46,602
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
                                                                     --------

                                                                     $ 46,602
                                                                     ========


(3)    ACQUISITION

       On January 28, 1998, the Company purchased all of the capital stock of Care-Free Window Group ("Care-Free") (the Acquisition), a privately held vinyl window manufacturing company, for $121,500, including direct acquisition costs of $580. The Company financed the Acquisition through $5,000 of additional equity from its shareholder, $7,400 in cash, and $111,900 from a new bank credit facility (See Note 4).

       The Acquisition was accounted for using the purchase method of accounting and, accordingly the results of operations of Care-Free have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon estimates of their fair values, with the remainder allocated to goodwill as follows:

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)



       The purchase price was allocated as follows:

             Current assets                                        $  19,384
             Property, plant and equipment                            27,941
             Intangible assets                                        94,765
             Current liabilities                                     (12,963)
             Reserve for closure of Care-Free facilities              (1,453)
             Debt assumed in Acquisition                              (1,953)
             Deferred taxes                                           (4,221)
                                                                   ----------

                                                                   $  121,500
                                                                   ==========

       In the year ended April 2, 1999, the Company finalized the purchase price allocations related to the Acquisition. As a result, goodwill increased by $764 and identifiable intangibles increased by $821.


(4)    LONG TERM DEBT

                                                         SUCCESSOR
                                                   ----------------------
                                                     APRIL 2,    APRIL 3,
                                                      1999        1998
                                                   ----------   ---------
                  Senior Credit facility:
                       Term loan A                 $   40,000      40,000
                       Term loan B                     64,063      65,000
                       Revolving loan                  14,100       8,300
                  Subordinated notes                   70,000      70,000
                  Other notes payable                   1,247       2,067
                                                   ----------   ---------

                                                      189,410     185,367

                  Less current portion                 (5,533)     (1,824)
                                                   ----------   ---------

                                                   $  183,877     183,543
                                                   ==========   =========

       In connection with the Acquisition, the Company replaced its previously existing $25,000 credit facility with a new senior secured credit facility comprised of a $40,000 secured revolving credit facility maturing December 2003 (Revolving loan), a $40,000 secured term loan maturing December 2003 ("Term loan A"), and a $65,000 six-year secured term loan maturing March 2004 ("Term loan B") (collectively "the Credit facility"). The Company recognized an extraordinary charge for unamortized debt issuance costs of $411, net of a tax benefit of $212, relating to the extinguishment of the old credit facility.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       The Credit facility is collateralized by all the assets of the Company and is subject to covenants that, among other things, impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios. On March 31, 1999, the Company obtained a waiver for its breach of covenant requirements under the Credit facility that is effective until the end of the first quarter of fiscal year 2000 and renegotiated the financial covenant requirements beginning July 2, 1999 through the remaining term of the Credit facility agreement. As of April 2, 1999 the Company had complied with all remaining covenant requirements.

       Term loan A and Term loan B have interest payable in quarterly installments at Eurodollar rates plus 3.0% and 3.25%, respectively. The interest rates at April 2, 1999 approximated 8.13% and 8.38% for Term loan A and Term loan B, respectively.

       Under the terms of the Credit facility, the Company is required to effectively fix its interest rate cost within a defined interest rate range on a minimum of $55,000 of its total outstanding Term loans. As a result of this requirement the Company entered into an interest rate swap arrangement with its primary lender in which the interest rate range is 7.50% to 8.25% (Term loan A) and 7.75% to 8.50% (Term loan B) on $55,000 of its total outstanding Term loans. Interest rate changes in the Eurodollar which cause the interest cost to be in excess of the cap of 8.25% and 8.50%, respectively, are reimbursed to the Company by the bank, while interest rate cost below the 7.50% and 7.75%, respectively, are paid to the bank by the Company, effectively locking the Company's minimum and maximum interest rates on $55,000 of its outstanding Term loans. The Company is subject to credit risk, which is inherent in all swaps, and has minimized such risk through the use of its primary lender. There are no fees associated with the arrangement. The Company recorded interest expense of $27 for the year ended April 2, 1999 under this agreement. The fair value of this swap agreement at April 2, 1999 was $187 out of the money to the Company.

       At April 2, 1999, the Company had additional borrowing availability of $12,600 under its Revolving loan, which is limited to 85% of the eligible accounts receivable plus 50% of eligible inventory. The Revolving loan bears interest based on the prime rate plus 2.00% or the Eurodollar rate plus 3.0%, at the Company's option, (8.00% at April 2, 1999) and is due December 2003. The Company must pay an annual commitment fee of 1/2 of 1% of the unused portion of the Revolving loan, payable quarterly. At April 2, 1999 and April 3, 1998, the Company had outstanding letters of credit totaling $2,163 and $2,600, respectively.

       In connection with the Transaction, the Company issued $70,000, 10 7/8% senior subordinated notes maturing May 2004. The 10 7/8% senior subordinated notes are jointly and severally, and fully and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries. The notes are subject to covenants that among other things, impose limitations on capital expenditures, investments and restrict certain payments and distributions. At April 2, 1999, the Company had complied with all covenants under its senior subordinated notes.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       Debt issuance costs are being amortized using the interest method over the terms of the respective loans (six to seven years). Amortization expense for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997 and the year ended March 28, 1997 was $967, $604, $63 and $666, respectively, and has been included as interest expense in the accompanying consolidated financial statements.


              The annual maturities of long-term debt at April 2, 1999 are:

                                               LONG-TERM
                                                 DEBT
                                               ---------
                   2000                        $   5,533
                   2001                            9,715
                   2002                           10,750
                   2003                           10,750
                   2004                           82,662
                   Thereafter                     70,000
                                               ---------

                                               $ 189,410
                                               =========


(5)    PREFERRED STOCK

       On January 28, 1998, Holdings issued 940,084 shares (1,000,000 shares authorized) of $0.01 par Series C cumulative preferred stock for $5.00 per share. The preferred stock ranks ahead of the authorized and outstanding common stock with respect to dividend rights and rights on liquidation, winding up and dissolution of Holdings. The holders of preferred stock shares are entitled to receive, when and as declared by the Board of Directors, fully cumulative cash dividends at the annual rate of $0.75 per share. The intent of the Company is to fund all dividends declared on the preferred stock. Holdings' preferred stock has been classified in the Company's shareholder's equity, at the amount contributed by Holdings, as the redemption of such shares is under the sole control of Holdings.

       In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Holdings, the holders of shares of preferred stock then outstanding shall be entitled to be paid out of the assets of Holdings an amount in cash equal to $5.00 for each share outstanding plus an amount in cash equal to all accrued, but unpaid dividends.

       During the year ended April 2, 1999, preferred shares outstanding decreased to 930,884 as a result of the issuance of 29,288 shares and the retirement of 38,488 shares. As of April 2, 1999, $826 of dividends had been declared.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


  (6)    LEASES

         At April 2, 1999, the Company has noncancelable commitments under operating leases consisting primarily of manufacturing and corporate facilities as follows:

           2000                                         $  5,298
           2001                                            5,002
           2002                                            4,137
           2003                                            3,698
           2004                                            3,554
           Thereafter                                      6,956
                                                        --------

           Total Minimum Payments                       $ 28,645
                                                        ========

       Rent expense was $5,746, $3,558, $200 and $4,100 for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997, and for the year ended March 28, 1997, respectively.


(7)    INCOME TAXES

       The components of income tax expense (benefit), excluding the income tax benefit related to extraordinary items, consists of the following:

                                           SUCCESSOR                                       PREDECESSOR
                           -------------------------------------------     --------------------------------------------
                           YEAR ENDED APRIL 2,    FORTY-SEVEN WEEKS         SIX WEEKS ENDED      YEAR ENDED MARCH 28,
                                  1999              ENDED APRIL 3,               MAY 9,                  1997
                                                         1998                     1997
                           --------------------  ---------------------     -------------------   ----------------------
              Current:
                 Federal   $        --                  (264)                     (778)                1,668
                 State             308                   430                        50                   400
                           --------------------  ---------------------     -------------------   ----------------------

                                   308                   166                      (728)                2,068
                           --------------------  ---------------------     -------------------   ----------------------

              Deferred:
                 Federal        (3,274)               (1,170)                     (118)                 (158)
                 State              19                  (163)                       --                   (18)
                           --------------------  ---------------------     -------------------   ----------------------

                                (3,255)               (1,333)                     (118)                 (176)
                           --------------------  ---------------------     -------------------   ----------------------

                           $    (2,947)               (1,167)                     (846)                1,892
                           ====================  =====================     ===================   ======================

       The Company recorded current tax benefits of $264 and $778 for the periods ended April 3, 1998 and May 9, 1997, respectively, relating to carrybacks of net operating losses to offset taxable income

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       reported in prior years and were reflected in Federal income tax receivable. As of April 2, 1999, the Company has tax loss carryforwards of $9,280 and $1,850 that expire in 20 years and 14 years, respectively.

       A reconciliation of the "expected" income tax expense (benefit) using the U.S. federal corporate tax rate of 34% applied to income (loss) before income taxes and extraordinary loss compared to the actual income tax expense (benefit) follows:

                                                                SUCCESSOR                PREDECESSOR
                                                         -----------------------      ------------------
                                                          APRIL 2,     APRIL 3,        MAY 9,  MARCH 28,
                                                            1999         1998          1997      1997
                                                         ----------   ----------      -------  ---------
                    Provision at statutory rate              (5,523)      (1,880)        (836)     1,443
                    Amortization of goodwill                  1,108          464           13         96
                    Assets held for sale - goodwill
                       impairment                             1,100           --           --         --
                    Business meals and entertainment            131           71            7         30
                    State taxes, net of federal benefit         212          178           33        264
                    Other                                        25           --          (63)        59
                                                         ----------   ----------      -------  ---------

                    Total                                   $(2,947)      (1,167)        (846)     1,892
                                                         ==========   ==========      =======  =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                   SUCCESSOR
                                                              -------------------
                                                               APRIL 2,  APRIL 3,
                                                                 1999      1998
                                                              ---------  --------
         Deferred tax assets:

             Net operating loss carryforward                  $   3,785       ---
             Insurance reserves                                     442       349
             Allowance for doubtful accounts                        939       797
             Employee benefits                                      921     1,206
             Retiree benefit obligation                             671       607
             Restructuring reserves                                 536     1,258
             Product warranty                                       345       532
             Other                                                  823       510
                                                              ---------  --------

                Total gross deferred tax assets                   8,462     5,259
                                                              ---------  --------

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


                                                      SUCCESSOR
                                                ---------------------
                                                APRIL 2,     APRIL 3,
                                                 1999         1998
                                                --------     --------
Deferred tax liabilities:
    Book-over-tax basis of inventory            $    447          110
    Property, plant and equipment                  7,885        9,079
    Assets held for sale                             309           --
    State deferred taxes                             402          382
    Other                                            324          252
                                                --------     --------

       Total gross deferred tax liabilities        9,367        9,823
                                                --------     --------

       Deferred tax liability                   $    905        4,564
                                                ========     ========

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


(8)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                            SUCCESSOR
                                       -------------------
                                       APRIL 2,   APRIL 3,
                                         1999       1998
                                       --------   --------
Employee compensation and benefits     $ 4,906       5,193
Insurance                                1,301       1,027
Interest                                 4,070       4,685
Product warranty                           455         969
Sales incentives                           655         678
Restructuring reserves                   1,508       2,306
Other                                    3,572       2,392
                                       -------    --------

                                       $16,467      17,250
                                       =======    ========

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


(9)    RESTRUCTURING RESERVES

       In connection with the Transaction and the Acquisition, the Company established restructuring reserves relating to the closure of certain corporate and operational facilities in accordance with Emerging Issues Task Force (EITF) No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. Additionally, other restructuring reserves were established and charged to operations relating to closing and consolidation of certain facilities in accordance with EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The reserve activity follows:

          Balance at May 9, 1997 (Predecessor)                  $    --
             Provisions:
                Transaction - increase in goodwill                3,151
                Acquisition - increase in goodwill                1,453
                Charged to statement of operations                1,044
             Cash payments                                       (1,948)
                                                                -------

          Balance at April 3, 1998                                3,700
                                                                -------

             Cash payments                                       (1,679)
             Reversals - included in income from operations        (446)
                                                                -------
          Balance at April 2, 1999                              $ 1,575
                                                                =======

       At April 2, 1999, the remaining restructuring reserve relates primarily to lease commitments of which $1,508 is recorded in accrued expenses. The reversals included in income from operations result from actual amounts paid under the EITF No. 94-3 reserve differing from original estimates, including the Company subleasing a facility earlier than originally estimated.


(10)   EMPLOYEE SAVINGS AND POSTRETIREMENT BENEFIT PLANS

       The Company sponsors defined contribution retirement plans (401k) covering substantially all of its employees. Defined contribution expense for the plans was $872, $651, $41 and $599 for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997 and for the year ended March 28, 1997, respectively.

       The Company provides medical and life insurance benefits to retired employees and their dependents under an employer sponsored plan at one of its manufacturing facilities. The Company is self-insured for these costs and has no plan assets. Postretirement benefit cost under the plan for the year ended April 2, 1999 was $186, of which, $153, represents interest cost, $24 represents service cost and $9 represents actuarial gains and losses. The accumulated postretirement benefit obligation
       (APBO) of the Company as of April 2, 1999 and April 3, 1998 was $1,954 and $2,070, respectively.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       The decrease in the APBO results from actuarial gains of $238 and benefit payments of $55, partially offset by interest cost of $153 and service cost of $24. There are no material differences between the APBO and the accrued liability in the Company's consolidated financial statements.

       The APBO was determined using an assumed discount rate of 7 1/2%. The assumed medical cost trend rate is 9%, decreasing gradually to 5% over nine years. The effect of a 1% increase or decrease in the health care cost trend rate on the APBO would be $311 and $(295), respectively. The effect of a 1% increase or decrease on the service and interest cost components of net postretirement benefit cost would be immaterial.


(11)   INCENTIVE STOCK PLANS

       (a) STOCK OPTION PLAN - HOLDINGS

       Holdings adopted a Stock Option Plan (the Plan) on January 28, 1998 in order to provide incentives to certain officers and employees of the Company. The Plan authorizes the granting of up to 10% of the outstanding shares of Holdings. As of April 2, 1999, the Company had 100,848 shares authorized and approximately 11,223 available for grant. The options vest ratably over five years and expire ten years from the date of grant.

       For a period of one year after an employee's termination of employment for any reason, Holdings has the option to purchase any exercisable options from the employees at a price equal to the difference between fair market value of such shares and the exercise price. Any difference that may exist in the future between the fair market value and exercise price of $20 per share upon a cash settlement, will be charged to expense in the period that such options are settled.

       A summary of stock option activity during the period ended April 3, 1998 and the year ended April 2, 1999 follows:


                                              SHARES
                                            ----------
       Outstanding at May 9, 1997
         (Predecessor)                              --
            Granted                             69,663
                                            ----------
       Outstanding at April 3, 1998             69,663
          (No shares exercisable)
            Granted                             68,348
            Cancelled                          (48,386)
                                            ==========
       Outstanding at April 2, 1999
          (4,255 shares exercisable)            89,625
                                            ==========

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       The weighted average exercise price of all stock option activity during the year ended April 2, 1999 and the period ended April 3, 1998 was $20.00. The 4,255 shares that were exercisable at April 2, 1999 have a weighted average exercise price of $20.00 and a weighted averaged contractual life remaining of 9 years.

       The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for these stock options under SFAS No. 123, the Company's net loss would have been $(13,354) and $(4,834) for the year ended April 2, 1999 and period ended April 3, 1998, respectively.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 0%; risk-free interest rates of 5.58% to 6.67%; and expected lives of ten years. The weighted average fair value per share of the options granted during the year ended April 2, 1999 and the period ended April 3, 1998 is estimated to be $7.69 and $9.50, respectively.

(b)    INCENTIVE STOCK UNITS - PREDECESSOR

       The Company and certain officers and key executives (the Employees) had entered into separate Incentive Stock Units Agreements (the Units) whereby, upon the occurrence of certain transactions or events, the Employees were entitled to receive compensation based upon a prescribed formula. On May 9, 1997, such event occurred (see note 2) triggering the exercise of the Units. As a result, the Company recognized $3,200 of compensation expense related to the Units which is included in other expense for the six weeks ended May 9, 1997.


(12)   RELATED PARTY TRANSACTIONS

       The Company was charged $3,501, $1,283 and $39 by various related parties for the year ended April 2, 1999, and the periods ended April 3, 1998 and May 9, 1997, respectively, for management services and consulting fees.


(13)   COMMITMENTS AND CONTINGENCIES

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

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


       The Company is involved in negotiations with former shareholders of Care-Free relating to the final purchase price of the Acquisition. Such negotiations may result in reductions to the purchase price and related goodwill in future periods.

       As part of the Transaction, Holdings issued $9,800 of notes payable to the selling stockholders (Seller Notes). The Seller Notes are due May 2007, with interest payable semi-annually at an interest rate of 10%. Holdings has the option to defer the scheduled interest payments. Such deferral causes the base interest rate of 10% on such scheduled payments to increase to 12%. The Seller Notes are unsecured. Such Seller Notes have not been "pushed-down" to the Company because the Company has not guaranteed or pledged its assets with respect to the Seller Notes. Future principal and interest payments on the Seller Notes are expected to be funded by the Company through the payment of common stock dividends. The Seller Notes are subject to covenants that, among other things, impose limitations on additional indebtedness, capital expenditures, investments, and restrict certain payments and distributions on Holdings and the Company. At April 2, 1999, the Company had complied with all covenants under the Seller Notes.


(14)   CONCENTRATIONS OF CREDIT RISK

       Concentrations of credit risk with respect to trade receivables are limited due to the Company's wide variety of customers and the many markets to which the Company's products are sold, as well as the many different geographic areas in which such customers and markets are located. As a result, at April 2, 1999, the Company does not believe it has any significant concentrations of credit risk. For the year ended April 2, 1999, one customer accounted for approximately 10.1% of net sales. For the periods ended April 3, 1998 and May 9, 1997, and the year ended March 28, 1997, no single customer accounted for more than 10% of net sales.


(15)   ASSETS HELD FOR SALE

       The Company has signed letters of intent for the sale of certain assets, primarily machinery, equipment and inventory, used in the manufacture and distribution of non-core products such as commercial windows and specialty glass. The expected date of closing on these sales is July 1999. For purposes of the operating segment disclosure, these assets and their results of operations are included in the "other" segment. For the year ended April 2, 1999 and the period ended April 3, 1998, these assets generated approximately $19,866 and $17,763 in net sales and $3,757 and $3,907 in gross profit, respectively. The Company has recorded a loss of $3,170 in the statement of operations line item "other expenses, net" for the year ended April 2, 1999 related to the sale of these assets. The terms of the Company's Senior Credit Facility require approximately $4,000 of the proceeds from the sale of these assets to be used to reduce long-term maturities of debt.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


(16)  SEGMENT AND RELATED INFORMATION

       The Company currently manages its business by operating location and has identified its reportable segments based primarily upon the geographic region of the operating locations. The North region consists of three window manufacturing facilities. The South region consists of five window manufacturing facilities, three distribution centers and two extrusion operations. The North and South regions manufacture and distribute aluminum and vinyl windows for the new construction, repair and remodel, national home center chain, and manufactured housing markets. The Company also manufactures commercial windows and specialty glass (see note 15). These operations have been included in the "Other" segment for all periods presented.

       The Company's assets are all domiciled within the United States and its revenues are generated from sales to domestic customers. Net sales to external customers for the Company's primary product groups for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1997 and the year ended March 28, 1997 were $119,500, $109,700, $12,500 and
       $126,100 for aluminum products (including commercial window sales of $10,200, $7,700, $1,500, and $9,600) and $145,300, $46,600, $4,700, and
       $29,000 for vinyl products. Net sales to external customers for specialty glass and other non-core products (excluding commercial window sales) for the year ended April 2, 1999, the periods ended April 3, 1998 and May 9, 1999 and the year ended March 28, 1997 were $16,900, $18,500, $2,900 and
       $19,300, respectively.

       The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see note
       1). Transactions between operating segments are either at cost or a predetermined mark-up percentages.

(a)   SEGMENT SALES


                                           SUCCESSOR                        PREDECESSOR
                                   --------------------------        --------------------------
                                                  FORTY-SEVEN        SIX WEEKS
                                   YEAR ENDED     WEEKS ENDED          ENDED         YEAR ENDED
                                    APRIL 2,        APRIL 3,           MAY 9,        MARCH 28,
                                      1999           1998               1997            1997
                                   ----------     -----------        ---------       ----------
Segment net sales
    North
        External customers         $ 97,973           17,744             --               --
        Intersegment                  2,433             --               --               --
                                   --------         --------         --------         --------
        Total                       100,406           17,744             --               --

    South
        External customers          163,407          131,891           16,734          138,406
        Intersegment                    765              617               84              554
                                   --------         --------         --------         --------
        Total                       164,172          132,508           16,818          138,960

    Other
        External customers           20,357           25,134            3,361           35,995
        Intersegment                  2,716            3,353              475            4,679
                                   --------         --------         --------         --------
        Total                        23,073           28,487            3,836           40,674

                                   --------         --------         --------         --------
Consolidated net sales to
      external customers           $281,737          174,769           20,095          174,401
                                   ========         ========         ========         ========

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)



(b)   SEGMENT PROFIT

       Segment profit represents total segment sales less the costs of goods sold.


                                                 SUCCESSOR                         PREDECESSOR
                                       -----------------------------       ----------------------------
                                                         FORTY-SEVEN       SIX WEEKS
                                       YEAR ENDED        WEEKS ENDED         ENDED           YEAR ENDED
                                        APRIL 2,          APRIL 3,           MAY 9,           MARCH 28,
                                          1999              1998             1997               1997
                                       ----------        -----------       ---------         ----------
Segment profit
      North                            $ 26,025             3,907              --                --
      South                              36,419            31,429             4,558            36,894
      Other                               3,904             5,246               769             6,818
Inter-segment profit
    elimination                            (887)             (596)              (84)             (785)
                                       --------          --------          --------          --------
Total segment profit                     65,461            39,986             5,243            42,927
Selling, general and
    administrative expense               60,487            35,308             3,765            32,724
Restructuring charges                      (446)            1,044              --                --
Interest expense, net                    18,495             9,164               587             5,381
Other, net                                3,170              --               3,350               577
                                       --------          --------          --------          --------
Consolidated income
   (loss) before income
   taxes and extraordinary
   loss                                $(16,245)           (5,530)           (2,459)            4,245
                                       ========          ========          ========          ========



(c)   SEGMENT DEPRECIATION AND AMORTIZATION EXPENSE


                                                SUCCESSOR                        PREDECESSOR
                                       ----------------------------      ---------------------------
                                                        FORTY-SEVEN      SIX WEEKS
                                       YEAR ENDED       WEEKS ENDED        ENDED          YEAR ENDED
                                        APRIL 2,         APRIL 3,          MAY 9,          MARCH 28,
                                         1999              1998             1997             1997
                                       ----------------------------      ---------        ----------
Depreciation and
    amortization expense
      North                            $  2,851              323             --               --
      South                               5,684            4,215              314            2,667
      Other                                 422              417               51              643
                                       --------         --------         --------         --------
Total segment
   depreciation and
   amortization expense                   8,957            4,955              365            3,310
Corporate depreciation
   and amortization                       5,174            3,547              170            1,556
                                       --------         --------         --------         --------
Consolidated depreciation
   and amortization
   expense                             $ 14,131            8,502              535            4,866
                                       ========         ========         ========         ========



(d)   SEGMENT ASSETS

       Segment assets consist primarily of fixed assets, inventory, and trade accounts receivable. The primary differences between segment assets and consolidated assets are goodwill, other intangibles, and fixed assets used in the Company's corporate operations.


                                                     SUCCESSOR
                                       ----------------------------
                                                        FORTY-SEVEN
                                       YEAR ENDED       WEEKS ENDED
                                        APRIL 2,         APRIL 3,
                                          1999            1998
                                       ----------       -----------
Segment assets
      North                            $ 39,857           49,859
      South                              57,616           58,815
      Other                               5,096            6,847
                                       --------         --------
Total segment assets                    102,569          115,521
Corporate and intangible
   assets                               141,086          143,923
                                       --------         --------
Consolidated total assets              $243,655          259,444
                                       ========         ========

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


(e)      SEGMENT CAPITAL EXPENDITURES


                                                  SUCCESSOR                         PREDECESSOR
                                         ----------------------------      ---------------------------
                                                          FORTY-SEVEN      SIX WEEKS
                                         YEAR ENDED       WEEKS ENDED        ENDED          YEAR ENDED
                                          APRIL 2,          APRIL 3,         MAY 9,         MARCH 28,
                                            1999              1998            1997            1997
                                         ----------       -----------      ---------        ----------
Segment capital
    expenditures
      North                              $  1,789              137             --               --
      South                                 4,158            2,574              113            2,781
      Other                                   169              308               41              650
                                         --------         --------         --------         --------
Total segment capital
    expenditures                            6,116            3,019              154            3,431
Corporate                                   1,628              605               44               85
                                         --------         --------         --------         --------
Consolidated capital expenditures        $  7,744            3,624              198            3,516
                                         ========         ========         ========         ========

(17)   GUARANTOR SUBSIDIARIES

       The following is condensed summarized financial information of the guarantor subsidiaries. Separate financial statements and other disclosures concerning such guarantor subsidiaries have not been presented because management has determined that such information would not provide relevant material additional information to users of the consolidated financial statements.

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)





                                                                            SUCCESSOR
                                                                 -------------------------------
                                                                    APRIL 2,         APRIL 3,
                                                                      1999             1998
                                                                 --------------   --------------
              Cash and cash equivalents                          $          677               --
              Accounts receivable, net                                   15,153           17,160
              Raw materials                                               7,199            7,921
              Finished product and work in process                        3,142            2,693
              Other current assets                                        3,074            5,862
              Property, plant and equipment, net                         33,349           32,717
              Intangible assets, net                                    102,245          105,290
                                                                 --------------   --------------

                         Total assets                            $      164,839          171,643
                                                                 ==============   ==============

              Accounts payable                                   $        6,457            7,452
              Accrued expenses                                            4,251            5,543
              Current portion of long-term debt                             624              887
              Long-term debt                                                400            1,180
              Other liabilities                                           2,301            4,678
              Intercompany payable                                       41,807           32,327
              Net equity                                                108,999          119,576
                                                                 --------------   --------------

                         Total liabilities and net equity        $      164,839          171,643
                                                                 ==============   ==============

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (In thousands of dollars)


                                                     SUCCESSOR                    PREDECESSOR
                                             ------------------------      ------------------------
                                             APRIL 2,        APRIL 3,        MAY 9,       MARCH 28,
                                               1999           1998           1997           1997
                                             ---------      ---------      ---------      ---------
Net sales                                    $ 173,566         74,066          7,358         61,913
Cost of products sold                          136,654         61,674          6,149         53,809
Selling, general, and administrative            44,780         17,667          2,916         13,889
Interest expense                                 2,965          1,315            125          1,413
Income tax benefit                              (2,175)        (2,201)          (620)        (2,438)
                                             ---------      ---------      ---------      ---------

Net loss                                     $  (8,658)        (4,389)        (1,212)        (4,760)
                                             =========      =========      =========      =========

Net cash provided by (used) in operating
    activities                               $   1,227         (4,243)           609         (7,917)
Net cash used in investing activities           (2,821)        (1,163)           (11)          (922)
Net cash provided by (used in) financing
    activities                                   2,271          5,111           (347)         8,776
                                             ---------      ---------      ---------      ---------

Increase (decrease) in cash and cash
     equivalents                             $     677           (295)           251            (63)
                                             =========      =========      =========      =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1999                         RELIANT BUILDING PRODUCTS, INC.

                                            By: /s/ Virgil D. Lowe
                                               --------------------------------
                                                Virgil D. Lowe, Vice President

                                POWER OF ATTORNEY

      We, the undersigned directors and officers of Reliant Building Products, Inc., hereby appoint Fred S. Grunewald and Virgil D. Lowe, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities indicated below, which said attorneys and agents, and each of them, may deem necessary or advisable to enable such corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments hereto, and we hereby ratify and confirm that such attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title                              Date
---------                                              -----                              ----
/s/ FRED S. GRUNEWALD                      Chairman, President and Chief                  July 1, 1999
----------------------                     Executive Officer
Fred S. Grunewald

/s/ VIRGIL D. LOWE                         Director and Chief Financial                   July 1, 1999
-----------------------------              Officer (Principal Financial and
Virgil D. Lowe                             Accounting Officer)

/s/  BRADFORD E. BERNSTEIN                 Director                                       July 1, 1999
-----------------------------
Bradford E. Bernstein

/s/ MICHAEL L. GEORGE                      Director                                       July 1, 1999
-----------------------------
Michael L. George

/s/ STEVEN B. GRUBER                       Director                                       July 1,  1999
-----------------------------
Steven B. Gruber

/s/ ROBERT B. HENSKE                       Director                                       July 1, 1999
-----------------------------
Robert B. Henske

/s/ JAMES M. PATELL                        Director                                       July 1, 1999
-----------------------------
James M. Patell

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

                                                                     Schedule II

                         RELIANT BUILDING PRODUCTS, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                            (In thousands of dollars)





                                                                    Additions Charged to:

                                                 Balance at        Costs                                       Balance
                                                 beginning          and           Other                        at end of
           Description                           of period        expenses         (1)         Deductions       period
           -----------                           ----------       --------        -----        ----------      ---------
Allowance for doubtful accounts:
   Year ended March 28, 1997
     - Predecessor                                    1,637            214           --              (542)         1,309
   Six weeks ended May 9, 1997
     - Predecessor                                    1,309             97           --               (66)         1,340
   Forty-seven weeks ended April 3, 1998
     - Successor                                      1,340            380        1,594              (979)         2,335
   Year ended April 2, 1999
     - Successor                                      2,335          1,684           --            (1,302)         2,717

Reserve for inventory obsolescence:
      Year ended March 28, 1997
     - Predecessor                                       56             43           --                --             99
   Six weeks ended May 9, 1997
     - Predecessor                                       99             23           --                (3)           119
   Forty-seven weeks ended April 3, 1998
     - Successor                                        119            318          700              (350)           787
   Year ended April 2, 1999
     - Successor                                        787          1,404           --              (505)         1,686

(1) Represents the acquisition balances at the date of the Care-Free acquisition.

EXHIBIT INDEX

Exhibit         Description
-------         -----------
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

2.3             Stock Purchase Agreement dated December 17, 1997 between Reliant
                Building Products, Inc. as "Buyer" and the Stockholders, Warrant
                Holders, and Option Holders of CFA Holding Company as "Sellers"
                (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1997)

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

10.11 Employment Agreement dated as of April 30, 1998 by and between the Company and Tom M. Seymour

10.12 Employment Agreement dated as of October 16, 1998 by and between the Company and Fred S. Grunewald

10.13           Amendment and Waiver dated March 30, 1999 to the Credit
                Agreement dated January 28, 1998 between RBPI Holding
                Corporation and Reliant Building Products, Inc. as "Borrower,"
                Canadian Imperial Bank of Commerce as "Documentation Agent," and
                The Chase Manhattan Bank as "Administrative Agent"

21.1            Subsidiaries of the Company

24.1            Power of Attorney (included on signature page)

27.1            Financial Data Schedule



* Incorporated by reference from the Registrant's Registration Statement on Form S-4, Registration No. 333-30699, dated July 2, 1997.