Form 10-Q
period 1999-07-02
RELIANT BUILDING PRODUCTS INC
filed 1999-08-16
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 1999 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange  Act  of  1934


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

Number  of  shares  Common  Stock  outstanding  as  of  August 13, 1999: 1,000

                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                          QUARTER ENDED JULY 2, 1999
                                      INDEX


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
                                      CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            JULY 2,     APRIL 2,
                                                                             1999         1999
                                                                           ---------  -----------
ASSETS                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                               $     2,360   $    851
  Accounts receivable, net                                                     33,184     26,331
  Inventories                                                                  25,116     19,220
  Deferred tax assets                                                           2,881      2,879
  Prepaid expenses and other current assets                                     1,575      2,001
                                                                          ------------  ---------
Total current assets                                                           65,116     51,282

Property, plant, and equipment                                                 51,767     50,303
Intangible assets, net                                                        130,890    131,794
Assets held for sale                                                                -      5,096
Other assets                                                                    4,915      5,180
                                                                          ------------  ---------
Total assets                                                                  252,688    243,655
                                                                          ============  =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                             25,478     15,399
  Accrued expenses                                                             13,605     16,467
  Current portion of long-term debt                                             7,072      5,533
                                                                          ------------  ---------
Total current liabilities                                                      46,155     37,399

Long-term debt                                                                116,857    113,877
Deferred income taxes                                                           3,210      3,784
Other liabilities                                                               3,503      3,417
Subordinated debt                                                              70,000     70,000
                                                                          ------------  ---------
Total liabilities                                                             239,725    228,477

Shareholder's equity
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                                           1          1
  Preferred stock of Holdings, stated at amount contributed                     4,664      4,664
  Notes receivable - equity securities                                           (475)      (475)
  Additional paid-in capital                                                   30,925     30,925
  Accumulated deficit                                                         (22,152)   (19,937)
                                                                          ------------  ---------
Total shareholder's equity                                                     12,963     15,178
                                                                          ------------  ---------
Total liabilities and shareholder's equity                                $   252,688   $243,655
                                                                          ============  =========


                             See accompanying notes.



                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)








                                         QUARTER         QUARTER
                                          ENDED           ENDED
                                       JULY 2, 1999    JULY 3, 1998
                                      --------------  --------------
Net sales                             $      72,849   $      78,944
Cost of products sold                        54,511          60,565
                                      --------------  --------------
Gross profit                                 18,338          18,379
Selling, general and administrative          15,664          14,670
                                      --------------  --------------
Income from operations                        2,674           3,709
Interest expense, net                         4,814           4,626
Other expenses                                  372               -
                                      --------------  --------------
Loss before income taxes                     (2,512)           (917)
Income tax benefit                             (474)           (502)
                                      --------------  --------------
Net loss                              $      (2,038)  $        (415)
                                      ==============  ==============



                             See accompanying notes.


                  RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)



                                                         QUARTER         QUARTER
                                                          ENDED           ENDED
                                                       JULY 2, 1999    JULY 3, 1998
                                                      --------------  --------------
Cash flows from operating activities:
Net loss                                              $      (2,038)  $        (415)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation and amortization                                 2,880           3,930
Non-cash interest expense                                       227             227
Deferred income taxes                                          (574)             -
Provision for doubtful accounts                                 211             687
Other                                                            (7)            (64)

Changes in operating assets and liabilities:
Accounts receivable                                          (7,064)         (8,299)
Inventories                                                  (5,896)            753
Prepaid expenses and other current assets                       425           1,176
Accounts payable and accrued expenses                         7,217           2,496
Other                                                           405             (1)
                                                      --------------  --------------
Net cash provided by (used in) operating activities          (4,214)           490

Investing activities:
Purchases of property, plant and equipment                   (3,415)        (1,553)
Proceeds from sale of property, plant and equipment           4,619             22
                                                      --------------  --------------
Net cash provided by (used in) investing activities           1,204         (1,531)

Financing activities:
Net proceeds from revolving loan                              8,900          3,600
Proceeds from long-term debt                                    216            332
Principal payments on long-term debt                         (4,597)        (1,214)
Payment of debt issue costs                                     -              (66)
                                                      --------------  --------------
Net cash provided by financing activities                     4,519           2,652
                                                      --------------  --------------

Increase in cash and cash equivalents                         1,509           1,611
Cash and cash equivalents at beginning of period                851             737
                                                      --------------  --------------
Cash and cash equivalents at end of period            $       2,360   $       2,348
                                                      ==============  ==============

Supplementary Information:
Cash paid for interest                                $       6,321   $       5,483
                                                      ==============  ==============
Cash recovered for income taxes                       $         (68)  $         -
                                                      ==============  ==============


                             See accompanying notes.

                Reliant Building Products, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.    The  Company

Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") are primarily engaged in the manufacture of aluminum and vinyl or nonwood, framed windows primarily for the new construction, repair and remodel, national home center chains and manufactured housing markets. The Company has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey, Michigan, North Carolina and California, and most of its customers are located throughout the United States.

2.    Basis  of  Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The balance sheet at April 2, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Form 10-K filed with the Securities and Exchange Commission on July 1, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarters ended July 2, 1999 and July 3, 1998 included 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Intangible  Assets

Intangible assets, consisting of goodwill and other intangible assets, totaled $130.9 million at July 2, 1999. Goodwill is being amortized on a straight-line basis over a 40-year period. Other intangible assets consist primarily of a covenant not to compete and trademarks that are being amortized over five years.

The Company evaluates the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. At July 2, 1999 the Company believes no impairment of goodwill has occurred. The Company's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, a portion of the goodwill may become impaired.

4.    Inventories


                                    JUL. 2, 1999   APR. 2, 1998
                                    -------------  -------------
Raw materials                       $      18,116  $      13,205
Finished goods and work-in-process          7,000          6,015
                                    -------------  -------------
                                    $      25,116  $      19,220
                                    =============  =============


5.          Segment  and  Related  Information

The Company currently manages its business by operating location and has identified its reportable segments based primarily upon the geographic region of
the  operating  locations.    The  North  region  consists  of  three  window
manufacturing  facilities.    The  South  region  consists  of  five  window
manufacturing facilities, three distribution centers and two extrusion operations. The Other segment consists primarily of commercial windows and specialty glass operations, both of which were sold on July 1, 1999. The North and South regions manufacture and distribute aluminum and vinyl windows for the new construction, repair and remodel, national home center chain, and manufactured housing markets. Transactions between operating segments are
either  at  cost  or    predetermined  mark-up  percentages.


(a)    Segment  Sales


                              QUARTER        QUARTER
                               ENDED          ENDED
                           JULY 2, 1999   JULY 3, 1998
                           -------------  -------------
Segment net sales
  North
    External customers     $      25,437  $      27,252
    Intersegment                     708            528
                           -------------  -------------
    Total                         26,145         27,780

  South
    External customers            42,334         45,296
    Intersegment                     590            713
                           -------------  -------------
    Total                         42,924         46,009

  Other
    External customers             5,078          6,396
    Intersegment                     336            556
                           -------------  -------------
    Total                          5,414          6,952
                           -------------  -------------

Consolidated net sales to
  external customers       $      72,849  $      78,944
                           =============  =============



(b)    Segment  Profit

     Segment profit represents total segment sales less the costs of goods sold.


                             QUARTER         QUARTER
                              ENDED           ENDED
                           JULY 2, 1999    JULY 3, 1998
                          --------------  --------------

Segment profit
  North                   $       5,833   $       7,501
  South                          10,944           9,868
  Other                           1,806           1,279
Inter-segment profit
  elimination                      (245)           (269)
                          --------------  --------------

Total segment profit             18,338          18,379

Selling, general and
  administrative expense         15,664          14,670
Interest expense, net             4,814           4,626
Other, net                          372               -
                          --------------  --------------

Consolidated loss before
  income taxes            $      (2,512)  $        (917)
                          ==============  ==============


6.    Guarantor  Subsidiaries

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



                                                       July 2,    April 2,
                                                        1999        1999
                                                      ---------  ----------
Cash and cash equivalents                             $    455   $     677
Accounts receivable, net                                18,756      15,153
Raw materials                                            9,144       7,199
Finished product and work in process                     3,684       3,142
Other current assets                                     1,913       3,074
Property, plant and equipment, net                      30,395      33,349
Intangible assets, net                                 102,547     102,245
                                                      ---------  ----------
  Total assets                                        $166,894   $ 164,839
                                                      =========  ==========

Accounts payable                                      $ 12,525   $   6,457
Accrued expenses                                         5,291       4,251
Current portion of long-term debt                          624         624
Long-term debt                                             350         400
Other liabilities                                          848       2,301
Intercompany payable                                    29,322      41,807
Net equity                                             117,934     108,999
                                                      ---------  ----------
  Total liabilities and net equity                    $166,894   $ 164,839
                                                      =========  ==========


                                                       Quarter     Quarter
                                                        ended       ended
                                                       July 2,     July 3,
                                                         1999       1998
                                                      ---------  ----------
Net Sales                                             $ 47,295   $  46,823
Cost of products sold                                   37,355      36,571
Selling, general, and administrative                     9,796      10,671
Interest expense                                           740         725
Income tax benefit                                         (26)       (812)
                                                      ---------  ----------
Net loss                                              $   (570)  $    (332)
                                                      =========  ==========


Net cash provided by operating activities                3,238   $     402
Net cash provided by (used in) investing activities      1,506        (304)
Net cash provided by (used in) financing activities     (4,966)        579
                                                      ---------  ----------
Increase (decrease) in cash and cash equivalents      $   (222)  $     191
                                                      =========  ==========


7.            Debt  Covenants

The Company's Senior Credit Facility contains covenants that impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios, as defined. The Company complied with all required covenants at July 2, 1999, accordingly, the related debt is classified according to its contractual terms. The Company has assessed that it may not meet one of its financial ratio covenants at the October 1, 1999 measurement date. If the Company fails to meet the requirements at the October 1, 1999 measurement date, or any future measurement date, the Senior Credit Facility lender will have the right to demand immediate repayment of the debt, which had a balance outstanding of $122.6 million at July 2, 1999. The revolving facility portion of the Senior Credit Facility, which had an unused availability of $10.7 million at July 2, 1999, would not be available to the Company and the Senior Subordinated Notes, which had an outstanding balance of $70.0 million, would become immediately due under cross default provisions included in the notes indenture. The Company will be discussing with the Senior Credit Facility lender changes to the existing credit agreement in the event the Company determines it will be in violation of a covenant at some future measurement date. Management expects that, if necessary, it will be able to successfully complete such negotiations.

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
--------------------------------------------------------------------
          OPERATIONS  AND  FINANCIAL  CONDITION
          -------------------------------------

THE  COMPANY

Reliant Building Products, Inc. (the "Company"), is one of the nation's largest manufacturers of aluminum and vinyl, or non-wood, framed windows. The Company's products are marketed under well-recognized brand names including ALENCO, CARE-FREE, KLIMA-TITE, ALPINE WINDOWS, ULTRA, BUILDERS VIEW and GAPCO. The products are marketed across all major price points. As a result of the January 28, 1998 acquisition (the "Acquisition") of all the capital stock of Care-Free Window Group ("Care-Free"), a privately held vinyl window company, the Company has developed a significant national manufacturing and marketing presence. Window products include single hung, double-hung, sliders and casements. Door products include hinge doors, storm doors and patio doors. All of these products are marketed primarily for use in new construction, manufactured housing, repair and remodeling and to a lesser degree the do-it-yourself market.

The Company manufactures its products at eight facilities strategically located throughout the U.S. within two geographic regions, North and South (See note 5 to Company's unaudited consolidated financial statements for more information regarding its operating segments). The Company distributes its products nationally through wholesalers and dealers, direct sales to large national home builders (including manufactured housing), independent contractors, national home centers and lumber yards. The Company supplements its distribution through company operated facilities located in Arizona, California, Louisiana, and Texas.

The Company supplements its window business through the manufacture of related products such as custom aluminum extrusion and window components ("non-core products") for the Company's internal needs and for sale to third parties. The Company believes that its vertically integrated operations provide significant manufacturing flexibility, a reliable supply of low-cost components and a reduction in working capital requirements.

RESULTS  OF  OPERATIONS

First  Quarter  Ended  July 2, 1999 Compared to First Quarter Ended July 3, 1998

Net Sales. Net sales decreased $6.1 million, or 7.7%, from $78.9 million in the quarter ended July 3, 1998 ("Prior Period") to $72.8 million for the quarter ended July 2, 1999 ("Current Period"). The South geographic segment decreased $3.0 million, or 6.5%. This resulted primarily from delayed start-up of new product lines and the associated delays of customer conversion to these products and developing new business. This decrease was mitigated by the successful launch of product shipments under the Company's contract with a large national home center chain. The North geographic segment decreased $1.8 million, or 6.7%, primarily due to weather related delays in the housing starts in the Northwest and continued pricing pressures in the manufactured housing market.

Cost of Products Sold. Cost of products sold decreased $6.1 million from $60.6 million for the Prior Period to $54.5 million for the Current Period. Expressed as a percentage of net sales, cost of products sold decreased from 76.7% for the Prior Period to 74.8% for the Current Period. Impacting cost of products sold were continuous flow manufacturing improvement initiatives at all of the operating units that resulted in improved productivity and purchasing synergies which have provided lower raw material costs.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $1.0 million from $14.7 million in the Prior Period to $15.7 million for the Current Period. This increase is due primarily to increased expenses associated with the national marketing and sales organization and $0.3 million of additional costs related to the wind down of the businesses sold during the Current Period.

Interest  Expense,  Net.    Interest  expense  increased  $0.2 million from $4.6
million in the Prior Period to $4.8 million for the Current Period. This increase is due to a higher debt level in the Current Period.

Income Tax Expense. The income tax benefit of $0.5 million (State and Federal combined) is comprised of $0.1 million of state expense and $0.6 million of Federal benefit. The Federal tax benefit results primarily from tax losses which are available to the Company in the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash (used in)/provided by operating activities was $(4.2) million for the Current Period and $0.5 million in the Prior Period. The decrease in cash provided from operating activities is the result of comparatively lower results of operations and higher working capital requirements.

Capital expenditures for the Current Period were $3.4 million compared to $1.6 million for the Prior Period. During the Current Period the Company completed the sale of non-strategic assets at the commercial window facility in Bryan, Texas and the sale of the specialty glass subsidiary for cash proceeds of $4.6 million and a note receivable of $0.4 million.

Cash flows provided by financing activities in the Current Period were $4.5 million compared to $2.7 million in the Prior Period. Current Period cash provided by financing activities was used primarily to fund capital expenditures, interest payments and other working capital requirements.

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

The Company's primary sources of liquidity are funds from operations and borrowings under the Senior Credit Facility. The amount available as of July 28, 1999, under the revolving line of credit (the "Revolver") is approximately $6.0 million. As of July 28, 1999, $26.9 million was borrowed and $2.5 million in letters of credit were outstanding under the Revolver. Interest on the borrowings under the Revolver, which is currently payable at 8.0%, is at 3.00% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

The Company believes, based on current and anticipated financial performance and continued compliance with applicable debt covenants, funds from operations and borrowings under the Revolver will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility). The ability of the Company to satisfy its capital requirements will be dependent upon future capital expenditure requirements, and the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

The Company's Senior Credit Facility contains covenants that impose limitations on capital expenditures and investments, restrict certain payments and distributions and require the Company to maintain certain financial ratios, as defined. The Company complied with all required covenants at July 2, 1999, accordingly, the related debt is classified according to its contractual terms. The Company has assessed that it may not meet one of its financial ratio covenants at the October 1, 1999 measurement date. If the Company fails to meet the requirements at the October 1, 1999 measurement date, or any future measurement date, the Senior Credit Facility lender will have the right to demand immediate repayment of the debt, which had a balance outstanding of
$122.6 million at July 2, 1999. The Revolver, which had an unused availability of $10.7 million at July 2, 1999, would not be available to the Company and the Senior Subordinated Notes, which had an outstanding balance of $70.0 million, would become immediately due under cross default provisions included in the notes indenture. The Company will be discussing with the Senior Credit Facility lender changes to the existing credit agreement in the event the Company determines it will be in violation of a covenant at some future measurement date. Management expects that, if necessary, it will be able to successfully complete such negotiations.

OTHER  DATA  -  EBITDA



               Quarter Ended
            ------------------

             July 2,   July 3,
              1999      1998
            --------  --------
EBITDA (1)  $  5,554  $  7,639


(1) The Company defines EBITDA as income from operations before depreciation and amortization. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. EBITDA includes fees and reimbursement of out-of-pocket expenses for consulting attributable to operating improvement initiatives of $0.6 million in the Current Period and $0.5 million in the Prior Period.

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

The Year 2000 Plan is divided into the following three major components: (1) Information Systems; (2) Embedded Controls; and (3) Lifeline Systems. Information Systems includes all hardware, computer software and electronic data interchange. Embedded Controls includes all production equipment and facility systems. Lifeline Systems includes utilities, services and business relationships, including vendors and suppliers. The Year 2000 Plan is being implemented with respect to each of these components in the following six general phases: (1) inventory the components discussed above; (2) assess the impact of items determined not to be Year 2000 compatible; (3) assign priorities to identified items; (4) remediate or replace mission critical items that are determined not to be Year 2000 compatible; (5) test mission critical items; and
(6) design and implement contingency and business continuation plans for each of the Company's locations. The Company has substantially completed phases 1 through 4 for each of the three major components and is currently performing phases 5 and 6. The Company anticipates completion of the testing phase in October 1999 and completion of the contingency plans by the end of November 1999.

To date, the Company has incurred approximately $446,000 in Year 2000 related expense. It is estimated that an additional $54,000 will be incurred in calendar year 1999 to complete the Year 2000 Plan. Expenses incurred to complete remediation of the Year 2000 Plan are not expected to have a material impact on the Company's results of operations or financial position. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be year 2000 compliant. The Company expects to reduce its level of uncertainty and the adverse effect that any such failures may have through continued assessment and development of contingency plans throughout calendar 1999 depending on circumstances encountered during the remainder of the year.

NEW  ACCOUNTING  PRONOUNCEMENTS

The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that all derivatives be recognized as either assets or liabilities on the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. The statement amends and supercedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies a number of the consensus reached by the Emerging Issues Task Force. This statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adopting SFAS No. 133. The Company currently intends to adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2002.

FORWARD  LOOKING  STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete;
(v) effect of discussions of changes to the covenants in the Senior Credit Facility; (vi) and changes in the number of housing starts in these markets. Many of such factors will be beyond the control of the Company and its management.

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

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    August  13,  1999                 By: /s/ William K. Snyder
                                               -------------------------
                                               William  K.  Snyder,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                                Accounting Officer)