Form 10-Q
period 1999-10-01
RELIANT BUILDING PRODUCTS INC
filed 1999-11-16
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                                  FORM 10-Q

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1999 or
   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

Number  of  shares  Common  Stock  outstanding  as  of  November 12, 1999: 1,000

RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

          QUARTER ENDED OCTOBER 1, 1999
                   INDEX


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
                              CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               OCTOBER 1,    APRIL 2,
                                                                  1999         1999
                                                              ------------  ----------
ASSETS                                                        (Unaudited)

Current assets:
  Cash and cash equivalents                                   $     1,702   $     851
  Accounts receivable, net                                         32,905      26,331
  Inventories (note 4)                                             25,084      19,220
  Deferred tax assets                                                 241       2,879
  Prepaid expenses and other current assets                         2,051       2,001
                                                              ------------  ----------
Total current assets                                               61,983      51,282

Property, plant, and equipment, net                                51,309      50,303
Intangible assets, net (note 3)                                   123,636     131,794
Assets held for sale                                                  604       5,096
Other assets                                                        4,784       5,180
                                                              ------------  ----------
Total assets                                                      242,316     243,655
                                                              ============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 24,628      15,399
  Accrued expenses                                                 15,786      16,467
  Current portion of long-term debt (note 7)                        7,763       5,533
  Long-term debt currently being renegotiated (note 7)            189,837           -
                                                              ------------  ----------
Total current liabilities                                         238,014      37,399

Long-term debt, less current portion (note 7)                          33     113,877
Deferred income taxes                                                 866       3,784
Other liabilities                                                   3,676       3,417
Subordinated debt (note 7)                                              -      70,000
                                                              ------------  ----------
Total liabilities                                                 242,589     228,477

Shareholder's equity (deficit):
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                               1           1
  Preferred stock of Holdings, stated at amount contributed         4,583       4,664
  Notes receivable - equity securities                               (100)       (475)
  Additional paid-in capital                                       30,570      30,925
  Accumulated deficit                                             (35,327)    (19,937)
                                                              ------------  ----------
Total shareholder's equity (deficit)                                 (273)     15,178
                                                              ------------  ----------
Total liabilities and shareholder's equity (deficit)          $   242,316   $ 243,655
                                                              ============  ==========


                             See accompanying notes.


                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                                QUARTER ENDED
                                     ------------------------------------
                                      OCTOBER 1, 1999    OCTOBER 2, 1998
                                     -----------------  -----------------
Net sales                            $         68,006   $         77,485
Cost of products sold                          53,558             56,573
                                     -----------------  -----------------
Gross profit                                   14,448             20,912
Selling, general and administrative            16,612             16,441
Goodwill impairment                             4,829                  -
                                     -----------------  -----------------
Income (loss) from operations                  (6,993)             4,471
Interest expense, net                           4,945              4,502
Other expenses                                    669                  -
                                     -----------------  -----------------
Loss before income taxes                      (12,607)               (31)
Income tax expense                                396              1,030
                                     -----------------  -----------------
Net loss                             $        (13,003)  $         (1,061)
                                     =================  =================



                             See accompanying notes.


                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                               SIX MONTHS ENDED
                                      -------------------------------------
                                       OCTOBER 1, 1999     OCTOBER 2, 1998
                                      ------------------  -----------------
Net sales                             $         140,855   $        156,429
Cost of products sold                           108,069            117,138
                                      ------------------  -----------------
Gross profit                                     32,786             39,291
Selling, general and administrative              32,276             31,111
Goodwill impairment                               4,829                  -
                                      ------------------  -----------------
Income (loss) from operations                    (4,319)             8,180
Interest expense, net                             9,759              9,128
Other expenses                                    1,041                  -
                                      ------------------  -----------------
Loss before income taxes                        (15,119)              (948)
Income tax expense (benefit)                        (78)               528
                                      ------------------  -----------------
Net loss                              $         (15,041)  $         (1,476)
                                      ==================  =================



                             See accompanying notes.

                       RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)



                                                         SIX MONTHS ENDED
                                                        ------------------
                                                         OCTOBER 1, 1999     OCTOBER 2, 1998
                                                        ------------------  -----------------
Cash flows from operating activities:
Net loss                                                $         (15,041)  $         (1,476)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
  Depreciation and amortization                                     5,822              6,952
  Non-cash interest expense                                           453                454
  Deferred income taxes                                              (278)             1,020
  Provision for doubtful accounts                                     445              1,021
  Goodwill impairment                                               4,829                  -
  Other                                                               376                (88)

  Changes in operating assets and liabilities:
    Accounts receivable                                            (7,193)            (6,419)
    Inventories                                                    (6,237)            (2,323)
    Prepaid expenses and other current assets                         (56)             1,119
    Accounts payable and accrued expenses                           8,482              2,493
    Other.                                                          1,582             (2,092)
                                                        ------------------  -----------------
Net cash provided by (used in) operating activities                (6,816)               661

Investing activities:
  Purchases of property, plant and equipment                       (5,940)            (3,231)
  Proceeds from sale of property, plant and equipment               4,619                 27
                                                        ------------------  -----------------
Net cash used in investing activities                              (1,321)            (3,204)

Financing activities:
  Net proceeds from revolving loan                                 14,400              4,100
  Proceeds from long-term debt                                        216                343
  Principal payments on long-term debt                             (5,569)            (1,571)
  Redemption of preferred stock                                       (81)               (23)
  Payment of debt issue costs                                           -                (70)
  Preferred stock capital contribution                                  -                 47
  Proceeds from equity notes                                          375                  -
  Payment of dividends to Holdings                                   (353)              (101)
  Capital contribution from Holdings                                    -                203
                                                        ------------------  -----------------
Net cash provided by financing activities                           8,988              2,928

Increase in cash and cash equivalents                                 851                385
Cash and cash equivalents at beginning of period                      851                737
                                                        ------------------  -----------------
Cash and cash equivalents at end of period              $           1,702   $          1,122
                                                        ==================  =================

Supplementary Information:
  Cash paid for interest                                $           8,987   $          7,842
                                                        ==================  =================
  Cash paid for income taxes                            $             231   $              -
                                                        ==================  =================


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

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarters ended October 1, 1999 and October 2, 1998 included 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Intangible  Assets

Intangible assets, consisting of goodwill and other intangible assets, totaled $123.6 million at October 1, 1999. Goodwill is being amortized on a straight-line basis over a 40-year period. Other intangible assets consist primarily of a covenant not to compete and trademarks that are being amortized over five years.

In the current period, the Company recorded an impairment charge of $4.8 million to reduce the carrying value of long-lived assets (including goodwill) to their fair value. These long-lived assets are included in the North operating segment. The review for impairment at this location was triggered by recent operating cash flow losses and forecasted operating cash flows below those expected at the time the manufacturing facility was acquired. The fair value of the long-lived assets was determined based upon management's estimate of future operating cash flows.

The Company's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, additional impairment of goodwill may be necessary.

4.    Inventories

                                    OCTOBER 1, 1999   APRIL 2, 1999
                                    ----------------  --------------
Raw materials.                      $         16,714  $       13,205
Finished goods and work-in-process             8,370           6,015
                                    ----------------  --------------
                                    $         25,084  $       19,220
                                    ================  ==============

5.  Segment  and  Related  Information

The Company currently manages its business by operating location and has identified its reportable segments based primarily upon the geographic region of
the  operating  locations.    The  North  region  consists  of  three  window
manufacturing  facilities.    The  South  region  consists  of  five  window
manufacturing facilities, four distribution centers and two extrusion operations. The Other segment consists primarily of commercial windows and specialty glass operations, both of which were sold on July 1, 1999. The North and South regions manufacture and distribute aluminum and vinyl windows for the new construction, repair and remodel, national home center chain, and manufactured housing markets. Transactions between operating segments are
either  at  cost  or    predetermined  mark-up  percentages.


(a)    Segment  Sales


                                     QUARTER ENDED                       SIX MONTHS ENDED
                           -----------------------------------  ----------------------------------
                           OCTOBER 1, 1999    OCTOBER 2, 1998   OCTOBER 1, 1999   OCTOBER 2, 1998
                           ----------------  -----------------  ----------------  ----------------
Segment net sales
  North
    External customers     $         24,657  $          28,245  $         50,094  $         55,497
    Intersegment                      1,141                675             1,849             1,203
                           ----------------  -----------------  ----------------  ----------------
    Total                            25,798             28,920            51,943            56,700

  South
    External customers               43,318             42,546            85,652            87,842
    Intersegment                        154              2,412               744             3,125
                           ----------------  -----------------  ----------------  ----------------
    Total                            43,472             44,958            86,396            90,967

  Other
    External customers                   31              6,694             5,109            13,090
    Intersegment                          -                300               336               856
                           ----------------  -----------------  ----------------  ----------------
    Total                                31              6,994             5,445            13,946

Consolidated net sales to
  external customers       $         68,006  $          77,485  $        140,855  $        156,429
                           ================  =================  ================  ================



(b)    Segment  Profit

     Segment  profit  represents  total  segment  sales  less  the  costs  of  goods  sold.



                                     QUARTER ENDED                        SIX MONTHS ENDED
                          -------------------------------------  -----------------------------------
                           OCTOBER 1, 1999    OCTOBER 2, 1998     OCTOBER 1, 1999    OCTOBER 2, 1998
                          -----------------  ------------------  -----------------  -----------------

Segment profit
  North                   $          5,771   $           8,100   $         11,604   $         15,601
  South                              8,863              11,996             19,806             21,864
  Other                                  8               1,324              1,815              2,603
Inter-segment profit
  elimination                         (194)               (508)              (439)             (777)
                          -----------------  ------------------  -----------------  ----------------
Total segment profit                14,448              20,912             32,786             39,291

Selling, general and
  administrative expense            16,612              16,441             32,276             31,111
Goodwill impairment                  4,829                   -              4,829                  -
Interest expense, net                4,945               4,502              9,759              9,128
Other, net                             669                   -              1,041                  -
                          -----------------  ------------------  -----------------  ----------------
Consolidated loss before
  income taxes            $        (12,607)  $             (31)  $        (15,119)  $          (948)
                          =================  ==================  =================  ================


6.  Guarantor  Subsidiaries

The Company's 10 7/8% senior subordinated notes due May 1, 2004 are jointly and severally and fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned subsidiaries. Separate financial statements and other disclosures concerning such guarantor subsidiaries have not been presented because management has determined that such information is not material to investors. The condensed summarized information (in thousands) of the guarantor subsidiaries is as follows.




                                      OCTOBER  1,   APRIL 2,
                                          1999        1999
                                      ------------  ---------
Cash and cash equivalents             $        916  $     677
Accounts receivable, net                    19,624     15,153
Raw materials                                8,439      7,199
Finished product and work in process         4,519      3,142
Other current assets                         1,402      3,074
Property, plant and equipment, net          30,735     33,349
Intangible assets, net                      95,619    102,245
                                      ------------  ---------
  Total assets                        $    161,254  $ 164,839
                                      ============  =========

Accounts payable                      $     11,002  $   6,457
Accrued expenses                             4,662      4,251
Current portion of long-term debt              100        624
Long-term debt                                  25        400
Other liabilities                                -      2,301
Intercompany payable                        35,735     41,807
Net equity                                 109,730    108,999
                                      ------------  ---------
  Total liabilities and net equity    $    161,254  $ 164,839
                                      ============  =========




                                                 Quarter Ended                   Six Months Ended
                                       -----------------------------------  --------------------------
                                         October 1,         October 2,       October 1,    October 2,
                                            1999               1998             1999          1998
                                       ---------------  ------------------  ------------  ------------
Net Sales                              $       45,876   $          48,296   $    93,171   $    95,119
Cost of products sold                          36,592              37,236        73,947        73,807
Selling, general, and administrative           11,528              11,702        21,324        22,373
Goodwill impairment                             4,829                   -         4,829             -
Interest expense                                  846                 820         1,586         1,545
Income tax expense (benefit)                      167                 536           141          (276)
                                       ---------------  ------------------  ------------  ------------

Net loss                               $       (8,086)  $          (1,998)  $    (8,656)  $    (2,330)
                                       ===============  ==================  ============  ============


Net cash used by operating activities                                       $    (5,982)  $    (3,704)
Net cash provided by (used in) investing activities                                 123        (2,872)
Net cash provided by financing activities                                         6,098         7,503
                                                                            ------------  ------------

Increase in cash and cash equivalents                                       $       239   $       927
                                                                            ============  ============

7.          Long-term  Debt  Currently  Being  Renegotiated


On September 9, 1999, the Company began discussions with its lenders (the "Lenders") under the Senior Credit Facility dated as of January 28, 1998 (as amended, the "Senior Credit Facility") on alternatives to amend the Senior Credit Facility to provide an increase in borrowing availability. These discussions were the result of the Company's desire to continue its objectives to refocus the organization into one of the major suppliers of aluminum and vinyl windows.

Long-term debt currently being renegotiated consists of the following (in thousands):

                                        October 1, 1999
                                        ---------------
Senior  Credit  Facility:
  Term loan A                                $  38,667
  Term loan B                                   60,087
  Revolver                                      28,500
  Senior Subordinated Notes                     70,000
                                             ----------
 Total long-term debt being renegotiated       197,254
Less  current  portion:
  Long-term debt currently being renegotiated  189,837
  Current maturities of long-term debt           7,417
                                             ----------
                                              $      -

The Company has reached agreements with the Lenders under the Senior Credit Facility and with holders of more than 80% of the principal amount of outstanding Senior Subordinated Notes due 2004 (the "Existing Notes") on the principal terms of a restructuring of the bank debt and the Existing Notes (the "Restructuring"). In connection therewith, on October 1, 1999, the Lenders and the Company executed a Second Amendment and Waiver (the "Second Amendment") pursuant to which the Lenders waived, for a limited time period, certain financial covenant non-compliance under the Senior Credit Facility. The waiver is effective through the earliest of (i) January 31, 2000, (ii) the expiration of the Company's agreement with the Bondholder Group (as hereinafter defined) and (iii) December 31, 1999, if the Company fails to meet certain financial requirements on that date. The Second Amendment also provides for an amendment of financial covenants under the Senior Credit Facility and an $8.0 million increase to the Revolver borrowing base that would be available incrementally, if used, on the following dates (in thousands):

                          March 31, 2000     $2,000
                          June 30, 2000       2,000
                          December 31, 2000   2,000
                          March 31, 2001        500
                          June 30, 2001         500
                          September 30, 2001    500
                          December 31, 2001     500

The covenant amendments and borrowing base increase will not become effective until satisfaction of certain conditions set forth in the Second Amendment, specifically completion by the Company of an exchange offer for the Existing Notes and contribution by existing equity owners of the Company's parent, RBPI Holding Corporation, of a $10 million investment in the Company in the form of equity or subordinated debt.

The Company has reached an agreement in principle, documented in a Term Sheet Agreement dated November 1, 1999 (the "Term Sheet"), with holders of more than 80% of the principal amount of Existing Notes (the "Bondholder Group") on the terms of an exchange offer (the "Exchange Offer") pursuant to which the Company will issue an equal principal amount of new notes (the "New Notes") for Existing Notes validly tendered. The New Notes will provide the Company with the option, instead of paying interest in cash, to accrue interest payments until maturity (at rates up to 100 basis points higher) for three years beginning November 1, 1999. The remaining terms of the New Notes will be substantially the same as the terms of the Existing Notes. Consummation of the Exchange Offer is subject to execution of definitive documentation and to a number of conditions. The Company's obligation to accept Existing Notes for exchange is conditioned upon, among other conditions, receipt of tenders from holders of at least 95% in principal amount of Existing Notes (the "Tender Condition"), the new $10 million investment by current equity owners, and effectiveness of the financial covenant amendments and the Revolver borrowing base increase provided for by the Second Amendment. In the event that the Tender Condition is not satisfied and the other conditions to the Exchange Offer are satisfied or waived, the Company may elect to file a prepackaged Chapter 11 plan of reorganization containing substantially the same terms as the Exchange Offer. Members of the Bondholder Group have agreed, subject to documentation, to vote in favor of a prepackaged plan.

Because the conditions to effectiveness of the covenant amendments in the Second Amendment have not yet been satisfied and the waiver contained therein expires in less than one year, in accordance with generally accepted accounting principles regarding classification of debt, the Company has classified its indebtedness under the Senior Credit Facility and the Existing Notes as current debt. As of October 1, 1999, the long-term debt payable, by its terms, within one year is $7.8 million and the long-term debt that has been classified as current, due to the Restructuring not yet having been completed, is $189.8 million.

The Company reasonably expects that the Restructuring will be consummated by January 31, 2000. Upon completion of the Restructuring before the next balance sheet reporting date and the Company's compliance with the amended financial covenants under the Senior Credit Facility, that portion of the restructured debt that is not due within one year will be reclassified as long-term debt. The Company believes that the completion of the Restructuring will enable adequate funds to be available to meet the Company's cash requirements for capital expenditures, working capital and scheduled principal and interest payments. The Company's ability to satisfy its future capital requirements will depend on future capital expenditure requirements and the Company's future financial performance, which will be subject to general economic conditions and competitive and other factors, including factors beyond the Company's control. If the Restructuring is not consummated, the Lenders may accelerate the obligations under the Senior Credit Facility and the Company may not have the financial resources needed to make such payment. In addition, failure to complete the Restructuring could have a material adverse effect on the Company's financial position, results of operations and liquidity and could result in the commencement of a Chapter 11 reorganization case under the Bankruptcy Code.



ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS  OF
 --------------------------------------------------------------------
          OPERATIONS  AND  FINANCIAL  CONDITION
          -------------------------------------

THE  COMPANY

Reliant Building Products, Inc. (the "Company"), is one of the nation's largest manufacturers of aluminum and vinyl, or non-wood, framed windows. The Company's products are marketed under well-recognized brand names including ALENCO, CARE-FREE, ALPINE WINDOWS, and BUILDERS VIEW. The products are marketed across all major price points. As a result of the January 28, 1998 acquisition of all the capital stock of Care-Free Window Group ("Care-Free"), a privately held vinyl window company, the Company has developed a significant national manufacturing and marketing presence. Window products include single hung, double-hung, sliders and casements. Door products include hinge doors, storm doors and patio doors. All of these products are marketed primarily for use in new construction, manufactured housing, repair and remodeling and the do-it-yourself market.

The Company manufactures its products at eight facilities strategically located throughout the U.S. within two geographic regions, North and South (See note 5 to Company's unaudited consolidated financial statements for more information regarding its operating segments). The Company distributes its products nationally through wholesalers and dealers, direct sales to large national home builders (including manufactured housing), independent contractors, national home centers and lumber yards. The Company also operates Company owned distribution facilities in Phoenix, Arizona; Ontario, California; Metairie, Louisiana and Dallas, Texas.

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

RESULTS  OF  OPERATIONS

Second Quarter Ended October 1, 1999 Compared to Second Quarter Ended October 2, 1998

Net Sales. Net sales decreased $9.5 million, or 12.2%, from $77.5 million in the quarter ended October 2, 1998 ("Prior Period") to $68.0 million for the quarter ended October 1, 1999 ("Current Period"). Approximately $5.5 million of the decrease in net sales results from the sale of the commercial window and specialty glass operations of the Other segment on July 1, 1999. Net sales were also impacted by the discontinuance of product lines sold to customers that are not the strategic focus of the Company and lower than expected sales of a new product line intended to replace existing lines. Net sales were positively impacted by revenues generated from sales to a national home center chain under an exclusive supply contract for stores in Texas and Oklahoma.

Cost of Products Sold. Cost of products sold decreased $3.0 million from $56.6 million for the Prior Period to $53.6 million for the Current Period. Expressed as a percentage of net sales, cost of products sold increased from 73.0% for the Prior Period to 78.8% for the Current Period. This increase in cost of products sold as a percentage of net sales is primarily the result of charges recorded for the write-down and disposal of raw material used in the production of discontinued product lines. In addition, cost of products sold was negatively impacted by manufacturing inefficiencies resulting from the start-up of new products.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses were $16.4 million in the Prior Period and $16.6 million for the Current Period. Included in the Current Period is approximately $0.2 million of severance charges for a former officer of the Company.

Goodwill Impairment. The Company recorded an impairment charge of $4.8 million to reduce the carrying value of long-lived assets (including goodwill) to their fair value. These long-lived assets are included in the North operating segment. The review for impairment at this location was triggered by recent operating cash flow losses and forecasted operating cash flows below those expected at the time the manufacturing facility was acquired. The fair value of the long-lived assets was determined based upon management's estimate of future operating cash flows.

The Company's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, additional impairment of goodwill may be necessary.

Other Expenses, Net. Other expenses, net for the Current Period consists of an impairment charge of $0.5 million to reduce the carrying amount of an unutilized building and land that is held for sale to its estimated net realizable value and a $0.2 million loss recorded upon the sale of a trademark and associated manufacturing equipment of a non-core business.

Interest  Expense,  Net.    Interest  expense  increased  $0.4 million from $4.5
million in the Prior Period to $4.9 million for the Current Period. This increase is due to a higher debt level in the Current Period.

Income Tax Expense. The income tax expense of $0.4 million (State and Federal combined) is comprised of $0.1 million of state expense, $2.3 million of potential deferred Federal income tax benefit, and $2.6 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the expiration dates of the operating loss carryforward.


Six  Months  Ended  October 1, 1999 Compared to Six Months Ended October 2, 1998

Net Sales. Net sales decreased $15.5 million, or 10.0%, from $156.4 million in the quarter ended October 2, 1998 ("Prior YTD Period") to $140.9 million for the quarter ended October 1, 1999 ("Current YTD Period"). Approximately $5.5 million of the decrease in net sales results from the sale of the commercial window and specialty glass operations of the Other segment on July 1, 1999. Net sales were also impacted by the discontinuance of product lines sold to customers that are not the strategic focus of the Company and lower than expected sales of a new product line intended to replace existing lines. Also impacting net sales were unrecovered sales resulting from weather related delays in the housing starts in the Northwest and continued pricing pressures in the manufactured housing market. Net sales were positively impacted by revenues generated from sales to a national home center chain under an exclusive supply contract for stores in Texas and Oklahoma.

Cost  of  Products  Sold.    Cost  of products sold decreased $9.0 million from
$117.1 million for the Prior YTD Period to $108.1 million for the Current YTD Period. Expressed as a percentage of net sales, cost of products sold increased from 74.9% for the Prior YTD Period to 76.7% for the Current YTD Period. This increase in cost of products sold as a percentage of net sales is primarily the result of charges recorded for the write-down and disposal of raw material used in the production of discontinued product lines and manufacturing inefficiencies resulting from the start-up of new products. In addition, the Company has recorded approximately $0.8 million in connection with the start-up of the supply contract with a national home center chain.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $1.2 million from $31.1 million in the Prior YTD Period to $32.3 million for the Current YTD Period. This increase is due primarily to increased expenses associated with the national marketing and sales organization and incremental costs related to the wind down of the businesses sold during the Current YTD Period.

Goodwill Impairment. The Company recorded an impairment charge of $4.8 million to reduce the carrying value of long-lived assets (including goodwill) to their fair value. These long-lived assets are included in the North operating segment. The review for impairment at this location was triggered by recent operating cash flow losses and forecasted operating cash flows below those expected at the time the manufacturing facility was acquired. The fair value of the long-lived assets was determined based upon management's estimate of future operating cash flows.

The Company's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, additional impairment of goodwill may be necessary.

Other Expenses, Net. Other expenses, net for the Current YTD Period consists of an impairment charge of $0.5 million to reduce the carrying amount of an unutilized building and land that is held for sale to its estimated net realizable value and a $0.2 million loss recorded upon the sale of a trademark and associated manufacturing equipment of a non-core business. Also, included in other expenses, net were losses in the first quarter related to the sale of the commercial window and specialty glass operations.

Interest Expense, Net. Interest expense increased $0.7 million from $9.1 million in the Prior YTD Period to $9.8 million for the Current YTD Period. This increase is due to a higher debt level in the Current YTD Period.

Income Tax Expense. The income tax benefit of $0.1 million (State and Federal combined) is comprised of $0.2 million of state expense, $2.9 million of potential deferred Federal income tax benefit, and $2.6 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the remaining expiration dates of the operating loss carryforward.


LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash (used in)/provided by operating activities was $(6.8) million for the Current YTD Period and $0.7 million in the Prior YTD Period. The decrease in cash provided from operating activities is the result of comparatively lower results of operations.

Capital expenditures for the Current YTD Period were $5.9 million compared to $3.2 million for the Prior YTD Period. Investing cash flows also includes the proceeds from the sale of non-strategic assets at the commercial window facility in Bryan, Texas and the sale of the specialty glass subsidiary.

Cash flows provided by financing activities in the Current YTD Period were $9.0 million compared to $2.9 million in the Prior YTD Period. Current YTD Period cash provided by financing activities was used primarily to fund capital expenditures, interest payments and other working capital requirements.

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

The Company's primary sources of liquidity are funds from operations and borrowings under the Senior Credit Facility. The amount available as of October 28, 1999, under the revolving line of credit (the "Revolver") is approximately $2.2 million. As of October 28, 1999, $30.9 million was borrowed and $2.8 million in letters of credit were outstanding under the Revolver. Interest on the borrowings under the Revolver, which is currently payable at 8.7%, is at 3.25% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

On September 9, 1999, the Company began discussions with its lenders (the "Lenders") under the Senior Credit Facility dated as of January 28, 1998 (as amended, the "Senior Credit Facility") on alternatives to amend the Senior Credit Facility to provide an increase in borrowing availability. These discussions were the result of the Company's desire to continue its objectives to refocus the organization into one of the major suppliers of aluminum and vinyl windows.

The Company has reached agreements with the Lenders under the Senior Credit Facility and with holders of more than 80% of the principal amount of outstanding Senior Subordinated Notes due 2004 (the "Existing Notes") on the principal terms of a restructuring of the bank debt and the Existing Notes (the "Restructuring"). In connection therewith, on October 1, 1999, the Lenders and the Company executed a Second Amendment and Waiver (the "Second Amendment") pursuant to which the Lenders waived, for a limited time period, certain financial covenant non-compliance under the Senior Credit Facility. The waiver is effective through the earliest of (i) January 31, 2000, (ii) the expiration of the Company's agreement with the Bondholder Group (as hereinafter defined) and (iii) December 31, 1999, if the Company fails to meet certain financial requirements on that date. The Second Amendment also provides for an amendment of financial covenants under the Senior Credit Facility and an $8.0 million increase to the Revolver borrowing base that would be available incrementally, if used, on the following dates (in thousands):

                           March 31, 2000     $2,000
                           June 30, 2000       2,000
                           December 31, 2000   2,000
                           March 31, 2001        500
                           June 30, 2001         500
                           September 30, 2001    500
                           December 31, 2001     500

The covenant amendments and borrowing base increase will not become effective until satisfaction of certain conditions set forth in the Second Amendment, specifically completion by the Company of an exchange offer for the Existing Notes and contribution by existing equity owners of the Company's parent, RBPI Holding Corporation, of a $10 million investment in the Company in the form of equity or subordinated debt.

The Company has reached an agreement in principle, documented in a Term Sheet Agreement dated November 1, 1999 (the "Term Sheet"), with holders of more than 80% of the principal amount of Existing Notes (the "Bondholder Group") on the terms of an exchange offer (the "Exchange Offer") pursuant to which the Company will issue an equal principal amount of new notes (the "New Notes") for Existing Notes validly tendered. The New Notes will provide the Company with the option, instead of paying interest in cash, to accrue interest payments until maturity (at rates up to 100 basis points higher) for three years beginning November 1, 1999. The remaining terms of the New Notes will be substantially the same as the terms of the Existing Notes. Consummation of the Exchange Offer is subject to execution of definitive documentation and to a number of conditions. The Company's obligation to accept Existing Notes for exchange is conditioned upon, among other conditions, receipt of tenders from holders of at least 95% in principal amount of Existing Notes (the "Tender Condition"), the new $10 million investment by current equity owners, and effectiveness of the financial covenant amendments and the Revolver borrowing base increase provided for by the Second Amendment. In the event that the Tender Condition is not satisfied and the other conditions to the Exchange Offer are satisfied or waived, the Company may elect to file a prepackaged Chapter 11 plan of reorganization containing substantially the same terms as the Exchange Offer. Members of the Bondholder Group have agreed, subject to documentation, to vote in favor of a prepackaged plan.

Because the conditions to effectiveness of the covenant amendments in the Second Amendment have not yet been satisfied and the waiver contained therein expires in less than one year, in accordance with generally accepted accounting principles regarding classification of debt, the Company has classified its indebtedness under the Senior Credit Facility and the Existing Notes as current debt. As of October 1, 1999, the long-term debt payable, by its terms, within one year is $7.8 million and the long-term debt that has been classified as current, due to the Restructuring not yet having been completed, is $189.8 million.

The Company reasonably expects that the Restructuring will be consummated by January 31, 2000. Upon completion of the Restructuring before the next balance sheet reporting date and the Company's compliance with the amended financial covenants under the Senior Credit Facility, that portion of the restructured debt that is not due within one year will be reclassified as long-term debt. The Company believes that the completion of the Restructuring will enable adequate funds to be available to meet the Company's cash requirements for capital expenditures, working capital and scheduled principal and interest payments. The Company's ability to satisfy its future capital requirements will depend on future capital expenditure requirements and the Company's future financial performance, which will be subject to general economic conditions and competitive and other factors, including factors beyond the Company's control. If the Restructuring is not consummated, the Lenders may accelerate the obligations under the Senior Credit Facility and the Company may not have the financial resources needed to make such payment. In addition, failure to complete the Restructuring could have a material adverse effect on the Company's financial position, results of operations and liquidity and could result in the commencement of a Chapter 11 reorganization case under the Bankruptcy Code.


OTHER  DATA  -  EBITDA

                      Quarter Ended                Six Months Ended
            ---------------------------------  ------------------------

              October 1,       October 2,      October 1,   October 2,
                 1999             1998            1999         1998
            --------------  -----------------  -----------  -----------
EBITDA (1)  $          778  $           7,494  $     6,332  $    15,132


 (1) The Company defines EBITDA as income from operations before depreciation, amortization and impairment of long-lived assets including goodwill. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. The Current and Current YTD Periods include charges related to costs to position the Company on a going-forward basis for both manual and technical process improvements, charges recorded for the write-down of material for discontinued product lines, charges in connection with the start-up of the supply contract with a national home center chain and severance charges for a former officer of the Company.


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

The Year 2000 Plan is divided into the following three major components: (1) Information Systems; (2) Embedded Controls; and (3) Lifeline Systems. Information Systems includes all hardware, computer software and electronic data interchange. Embedded Controls includes all production equipment and facility systems. Lifeline Systems includes utilities, services and business relationships, including vendors and suppliers. The Year 2000 Plan is being implemented with respect to each of these components in the following six general phases: (1) inventory the components discussed above; (2) assess the impact of items determined not to be Year 2000 compatible; (3) assign priorities to identified items; (4) remediate or replace mission critical items that are determined not to be Year 2000 compatible; (5) test mission critical items; and
(6) design and implement contingency and business continuation plans for each of the Company's locations. The Company has substantially completed phases 1 through 4 for each of the three major components and is currently performing phases 5 and 6. The Company anticipates completion of the testing phase in November 1999 and completion of the contingency plans by the end of November 1999.

To date, the Company has incurred approximately $462,000 in Year 2000 related expense. It is estimated that an additional $88,000 will be incurred in calendar year 1999 to complete the Year 2000 Plan. Expenses incurred to complete remediation of the Year 2000 Plan are not expected to have a material impact on the Company's results of operations or financial position. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be year 2000 compliant. The Company expects to reduce its level of uncertainty and the adverse effect that any such failures may have through continued assessment and development of contingency plans throughout calendar 1999 depending on circumstances encountered during the remainder of the year.


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


FORWARD  LOOKING  STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (i) increased competition; (ii) increased costs; (iii) loss or retirement of key members of management; (iv) changes in general economic conditions in the markets in which the Company may from time to time compete;
(v) effect of discussions of changes to the covenants in the Senior Credit Facility and the Exchange Offer for the Existing Notes; (vi) and changes in the number of housing starts in these markets. Many of such factors will be beyond the control of the Company and its management.

PART  II.    OTHER  INFORMATION
 -------------------------------

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K


 (a)    Exhibits

Exhibit 10.1 Second Amendment and Waiver, dated as of November 1, 1999, to the Credit Agreement dated January 28, 1998 (as amended by the Amendment and Waiver dated as of March 31, 1999) between RBPI Holding Corporation and Reliant Building Products, Inc.
                   as  "Borrower",  Canadian   Imperial  Bank  of  Commerce  as
                   "Documentation   Agent",  and The  Chase  Manhattan  Bank as
                   "Administrative Agent".

Exhibit 10.2 Consent and Waiver, dated as of November 15, 1999, to the Credit Agreement dated January 28, 1998 between RBPI
                   Holding Corporation and Reliant Building Products, Inc. as "Borrower", Canadian Imperial Bank of Commerce as "Documentation Agent", and The Chase Manhattan Bank as "Administrative Agent".
 .

Exhibit  10.3      Term Sheet,  dated as of  November 1, 1999,  between Reliant
                   Building   Products,  Inc.  and  certain  holders  of Senior
                   Subordinated Notes due 2004.


Exhibit  27.1      Financial  Data  Schedule


(b)    Reports  on  Form  8-K

No  reports  on  Form  8-K  were  filed  during  the  period.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    November  13,  1999               By: /s/ William Snyder
                                               William  K.  Snyder,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                               Accounting  Officer)




                                 EXECUTION  COPY

      SECOND AMENDMENT AND WAIVER, dated as of October 1, 1999 (this "Amendment") to the Credit Agreement, dated as of January 28, 1998, (as amended by the Amendment and Waiver dated as of March 31, 1999, and as the same may be further amended, supplemented or otherwise modified from time to time, the
"Credit  Agreement")  among  RELIANT  BUILDING  PRODUCTS,  INC.,  a  Delaware
     -------------
corporation (the "Borrower"), the several banks and other financial institutions
     -----        --------
or  entities  from time to time parties to the Credit Agreement (the "Lenders"),
                                                                      -------
CHASE SECURITIES INC., as advisor and arranger (in such capacity, the "Arranger"), CANADIAN IMPERIAL BANK OF COMMERCE, NEW YORK AGENCY, as documentation agent (in such capacity, the "Documentation Agent"), and CHASE
                                                -------------------
BANK OF TEXAS, NATIONAL ASSOCIATION, as administrative agent (in such capacity, the "Administrative Agent").
      ---------------------


     W  I  T  N  E  S  S  E  T  H  :
     -  -  -  -  -  -  -  -  -  -


     WHEREAS,  the Borrower and Lenders are parties to the Credit Agreement; and

     WHEREAS, the Borrower requests that the Lenders waive compliance with certain financial covenants contained in the Credit Agreement; and

     WHEREAS, the Borrower has requested that the Lenders consent to amendment of certain financial covenant levels contained in the Credit Agreement; and

     WHEREAS, the Borrower has requested that the Lenders amend certain other provisions contained in the Credit Agreement; and

     WHEREAS, the Lenders are willing to agree to the requested amendments and waiver, but only upon the terms and conditions contained herein;

     NOW THEREFORE, in consideration of the premises contained herein, the parties hereto agree as follows:

I.        Waivers  to  the  Credit  Agreement
          -----------------------------------

     1.    Section  7.1(a)  (Consolidated  Leverage  Ratio).  The Lenders hereby
     ------------------------------------------------------
waive,  for  the  period  from  October  1,  1999  to  and  including the Waiver
Termination Date (as defined below) only, any Default or Event of Default occurring solely because the Borrower exceeds the Consolidated Leverage Ratio of
7.25 to 1.0 as at the end of the second fiscal quarter of Fiscal Year 2000 and thereafter to and including the Waiver Termination Date.

     2.    Section  7.1(b)  (Consolidated Interest Coverage Ratio).  The Lenders
           -------------------------------------------------------
hereby waive, for the period from October 1, 1999 to and including the Waiver Termination Date (as defined below) only, any Default or Event of Default occurring solely because the Borrower does not meet the minimum Consolidated Interest Coverage Ratio of 1.40 to 1.0 for the period of four consecutive fiscal quarters ended with the second fiscal quarter of Fiscal Year 2000.

     3.    Section  7.1(c)  (Maintenance of Minimum EBITDA).  The Lenders hereby
           ------------------------------------------------
waive,  for  the  period  from  October  1,  1999  to  and  including the Waiver
Termination Date (as defined below) only, any Default or Event of Default occurring solely because the Borrower does not meet the minimum Consolidated EBITDA of $26,000,000 for the period of four consecutive fiscal quarters ended with the second fiscal quarter of Fiscal Year 2000.

     4.    "Waiver Termination Date" means October 31, 1999; provided that if on
            -----------------------                          --------
or prior to October 31, 1999 the Borrower has entered into an agreement or understanding evidenced in a manner reasonably satisfactory to the Administrative Agent with the holders of the Senior Subordinated Notes pursuant to which the Senior Subordinated Notes will be restructured the Waiver Termination Date shall be extended to no later than November 16, 1999.

II.      Amendments  to  the  Credit  Agreement
         --------------------------------------

     1.   Amendment of Section 1.1 (Definitions).  Section 1.1 is hereby amended
          --------------------------------------
as  follows:

(a) by amending and restating the following definitions appearing therein to read in their respective entireties as follows:

     "'Borrowing  Base':    at  any  date,  the  amount  of the then most recent
       ---------------
computation of the Borrowing Base, determined by calculating the amount equal to:

(a)    85%  of  the  Net  Amount  of  Eligible  Receivables  at  such  date;

plus
----

(b) 50% of the amount of Eligible Inventory at said date, calculated at the lower of cost (determined on a FIFO basis) or market less the Slow Moving Reserve then in effect; provided that in no event shall the portion of the
                            --------
Borrowing Base attributable to Eligible Inventory exceed 50% of the Borrowing Base;

plus
----

     (c)  the  Cumulative  Incremental  Availability  at  such  date.

The Borrowing Base will be computed hereunder on a monthly basis (based on all information reasonably available to the Administrative Agent, including without limitation, the periodic reports and listings delivered to the Administrative Agent in accordance with Section 6.2(c)), and a monthly Borrowing Base Certificate from a Responsible Officer of the Borrower presenting the Borrower's computation of the Borrowing Base will be periodically delivered to the Administrative Agent in accordance with Section 6.2(d)."

     "'Consolidated  EBITDA':   for any period, Consolidated Net Income for such
       --------------------
period  plus, without duplication and to the extent reflected as a charge in the
        ----
statement of such Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or writeoff of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with Indebtedness (including the Loans), (c) depreciation and amortization expense, (d) amortization of intangibles (including, but not limited to, goodwill) and organization costs, (e) to the extent deducted in determining such Consolidated Net Income, expenses relating to payments pursuant to the George Group Consulting Agreements, not to exceed $3,500,000, in any fiscal year of the Borrower, (f) to the extent deducted in determining such
Consolidated Net Income, cash expenses relating to the planned closure and consolidation referred to in the Confidential Information Memorandum of certain facilities of the Borrower, not to exceed $3,500,000 in the aggregate, (g) any extraordinary, unusual or non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the statement of such Consolidated Net Income for such period, losses on sales of assets outside of the ordinary course of business), (h) any other non-cash charges, (i) any charge or expense incurred in connection with the acquisition or start-up of any sales program at any Lowe's store or group of Lowe's stores,( including, without limitation, the purchase of remaining inventory of other manufacturers), not to exceed $6,000,000 in the aggregate, (j) in the case of any period which includes the second or third fiscal quarter of Fiscal Year 2000 up to $1,500,000 in product development costs written off in such fiscal quarters in respect of product development undertaken prior thereto, (k) in the case of any period which includes the third or fourth fiscal quarter of Fiscal Year 2000, the costs incurred in connection with the Second Amendment and Waiver to this Agreement and the transactions contemplated thereby, including costs incurred in connection with the restructuring of Indebtedness contemplated thereby and (l) any expenses incurred on or after April 4, 1998 for year 2000 remediation programs and implementation of management information system proposals made by
J.  D.  Edwards,  not  to  exceed $4,000,000 in the aggregate, and minus, to the
                                                                   -----
extent included in the statement of such Consolidated Net Income for such period, the sum of (a) interest income, (b) any extraordinary, unusual or non-recurring income or gains (including, whether or not otherwise includable as a separate item in the statement of such Consolidated Net Income for such period, gains on the sales of assets outside of the ordinary course of business) and (c) any other non-cash income, all as determined on a consolidated basis."

     "'Consolidated  Interest  Expense':  for any period, total interest expense
     ----------------------------------
(including that attributable to Capital Lease Obligations) of the Borrower and its Subsidiaries for such period with respect to all outstanding Indebtedness of the Borrower and its Subsidiaries (including, without limitation, all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers' acceptance financing and net costs under Interest Rate Protection Agreements to the extent such net costs are allocable to such period in accordance with GAAP) but excluding (a) amortization or writeoff of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with Indebtedness (including the Loans) and (b) any such interest expense in respect of the Senior Subordinated Notes that may be payable and is paid by the issuance of additional Senior Subordinated Notes."

     (b) by adding thereto the following definitions in the appropriate alphabetical order:

"'Cumulative  Incremental  Availability':   as at any date of determination, the
  -------------------------------------
amount  calculated  as  follows:

     (a) for each date set forth in the chart below which has occurred on or prior to such date of determination, determine the lesser of (i) the amount set forth opposite such date below under the caption "Maximum Incremental Availability" and (ii) the amount borrowed under the Revolving Credit Commitments on such date below (or, if such date is not a Business Day, the next succeeding Business Day) to fund the principal payment then due and payable on the Tranche A Term Loans (as specified in a notice from the Borrower to the Administrative Agent on or about such date):



                      Maximum
Date          Incremental  Availability
----          -------------------------


March  31,  2000          $2,000,000

June  30,  2000           $2,000,000

December  31,  2000       $2,000,000

March  31,  2001          $  500,000

June  30,  2001           $  500,000

September  30,  2001      $  500,000

December  31,  2001       $  500,000

     Such  lesser  amount is the "Incremental Availability Amount" for each such
                                  -------------------------------
date;  and

     (b) add the Incremental Availability Amounts for all of the dates in the chart above which have occurred on or prior to such date of determination."

"'Second  Amendment  Effective  Date':    as defined in the Second Amendment and
 -----------------------------------
Waiver  to  this  Agreement."
 ---

     2.      Amendment  of  Subsection  7.1(a)  (Consolidated  Leverage  Ratio).
             ------------------------------------------------------------------
Subsection 7.1(a) of the Credit Agreement is hereby amended by deleting such subsection in its entirety and substituting in lieu thereof the following:

     "(a)  Intentionally  Omitted."

     3.   Amendment of Subsection 7.1(b) (Consolidated Interest Coverage Ratio).
          ---------------------------------------------------------------------
Subsection 7.1(b) of the Credit Agreement is hereby amended by deleting such subsection in its entirety and substituting in lieu thereof the following:

     "(b)  Consolidated  Interest  Coverage Ratio.  Permit Consolidated Interest
           --------------------------------------
Coverage Ratio for any period of four consecutive fiscal quarters of the Borrower ending during any period set forth below to be less than the ratio set forth below opposite such period:



                                Consolidated Interest
                           Period                Coverage Ratio
                           ------                --------------


                   3rd Quarter Fiscal Year 2000-     1.00:1.0
                   4th Quarter Fiscal Year 2000

                   1st Quarter Fiscal Year 2001-     1.40:1.0
                   2nd Quarter Fiscal Year 2001

                   3rd Quarter Fiscal Year 2001-     1.75:1.0
                   4th Quarter Fiscal Year 2001

                   1st Quarter Fiscal Year 2002-     2.00:1.0
                   Each Fiscal Quarter Thereafter

     4.    Amendment of Section 7.1(c) (Maintenance of Minimum EBITDA).  Section
         --------------------------------------------------------------
7.1(c) is hereby amended by deleting such subsection in its entirety and substituting in lieu thereof the following:

     "(c)  Maintenance  of  Minimum  EBITDA.  Permit Consolidated EBITDA for any
           --------------------------------
period of four consecutive fiscal quarters of the Borrower ending during any period set forth below to be less than the amount set forth below opposite such period:


                           Period              Consolidated EBITDA
                           ------              -------------------


                  3rd Quarter Fiscal Year 2000-     $17,000,000
                  2nd Quarter Fiscal Year 2001

                  3rd Quarter Fiscal Year 2001-     $19,000,000
                  4th Quarter Fiscal Year 2001

                  1st Quarter Fiscal Year 2002-     $21,000,000
                  2nd Quarter Fiscal Year 2002

                  3rd Quarter Fiscal Year 2002-     $23,000,000
                  4th Quarter Fiscal Year 2002

                  1st Quarter Fiscal Year 2003-     $25,000,000
                  4th Quarter Fiscal Year 2003

                  Each Fiscal Quarter Thereafter    $27,000,000

     5.   Amendment of Section 7.2 (Limitation on Indebtedness).  Section 7.2 of
          -----------------------------------------------------
the Credit Agreement is hereby amended by inserting the following words after the phrase "not to exceed $70,000,000" in paragraph (g) thereof:

     "plus the aggregate amount of interest expense in respect of the Senior Subordinated Notes which is paid by the issuance of additional Senior
Subordinated Notes in accordance with the terms of the restructuring of the Senior Subordinated Notes which occurred on or prior to the Second Amendment Effective Date"

     6.    Amendment  of  Annex  A (Pricing Grid).  Annex A is hereby amended by
           ---------------------------------------
deleting the Pricing Grid contained therein and replacing it with the Pricing Grid attached as Schedule I hereto. Interest and commitment fees accrued prior to the Second Amendment Effective Date and payable thereafter shall be payable for such period based on the Pricing Grid in effect prior to the Second Amendment Effective Date, and interest and commitment fees accrued thereafter shall be payable based on the Pricing Grid as amended hereby.

III.          General  Provisions
              -------------------

     1.  Representations and Warranties.  On and as of the date hereof and after
         ------------------------------
giving effect to this Amendment and Waiver, the Borrower hereby confirms, reaffirms and restates the representations and warranties set forth in Section 4 of the Credit Agreement mutatis mutandis, and to the extent that such
                            -------  --------
representations and warranties expressly relate to a specific earlier date in which case the Borrower hereby confirms, reaffirms and restates such representations and warranties as of such earlier date, provided that the
                                                               --------
references to the Credit Agreement in such representations and warranties shall be deemed to refer to the Credit Agreement as amended prior to the date hereof and pursuant to this Amendment and Waiver.

     2.   Conditions to Effectiveness of Section I of this Amendment and Waiver.
          ---------------------------------------------------------------------
The waivers contained in Section I of this Amendment and Waiver shall become effective as of the date on which the following conditions precedent have been satisfied or waived:

     (a) The Administrative Agent shall have received counterparts of this Amendment, duly executed and delivered by the Borrower and the Required Lenders; and

     (b) Each Guarantor under the Guarantee and Collateral Agreement shall have consented to this Amendment.

     3.  Conditions to Effectiveness of Section II of this Amendment and Waiver.
         ----------------------------------------------------------------------
The amendments contained in Section II of this Amendment and Waiver shall become effective as of the date (the "Second Amendment Effective Date") on which all of
                               -------------------------------
the  following  conditions  precedent  have  been  satisfied  or  waived:

     (a) The Administrative Agent shall have received counterparts of this Amendment, duly executed and delivered by the Borrower and the requisite Lenders;

     (b) Each Guarantor under the Guarantee and Collateral Agreement shall have consented to this Amendment;

     (c) the Control Group shall have advanced $10,000,000 to the Borrower in the form of either equity or debt that is subordinated to the Obligations, in a manner reasonably satisfactory to the Administrative Agent and the Required Lenders; and

     (d) the Senior Subordinated Notes and Indebtedness of Holdings shall have been restructured upon terms and conditions reasonably satisfactory to the Control Group.

The Lenders parties hereto agree that no mandatory prepayment shall be required as a result of any of the transactions referred to in paragraphs (c) and (d) of this Section 3.

     4.  Continuing Effect; No Other Amendments.  Except as expressly amended or
         --------------------------------------
waived hereby, all of the terms and provisions of the Credit Agreement are and shall remain in full force and effect. The amendments and waivers provided for herein are limited to the specific subsections of the Credit Agreement specified herein and shall not constitute an amendment or waiver of, or an indication of the Lenders' willingness to amend or waive, any other provisions of the Credit Agreement or the same subsections for any other date or time period (whether or not such other provisions or compliance with such subsections for another date or time period are affected by the circumstances addressed in this Amendment and Waiver).

     5.   Expenses.  The Borrower agrees to pay and reimburse the Administrative
          --------
Agent for all its reasonable costs and expenses incurred in connection with the preparation and delivery of this Amendment and Waiver, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent.

     6.  Counterparts.  This Amendment and Waiver may be executed by one or more
         ------------
of the parties to this Amendment and Waiver on any number of separate counterparts (including by telecopy), and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

     7.    GOVERNING  LAW.    THIS  AMENDMENT  AND  WAIVER  AND  THE  RIGHTS AND
           --------------
OBLIGATIONS OF THE PARTIES UNDER THIS AMENDMENT AND WAIVER SHALL BE GOVERNED BY,
         -
AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAWS THEREOF.



     RELIANT  BUILDING  PRODUCTS,  INC.


     By:
     Name:
     Title:

CHASE  BANK  OF  TEXAS,  NATIONAL
ASSOCIATION,  as  Administrative  Agent,
Swing  Line  Lender,  Issuing  Lender
and  as  a  Lender


     By:
     Name:
     Title:

     BANKBOSTON,  N.A.


     By:
     Name:
     Title:

     BALANCED  HIGH  YIELD  FUND  I  LTD.
by BHF-Bank Aktiengesellschaft acting through its New York Branch as attorney-in-fact


     By:
     Name:
     Title:


     By:
     Name:
     Title:

     PARIBAS


     By:
     Name:
     Title:


     By:
     Name:
     Title:

     ING  HIGH  INCOME  PRINCIPAL
     PRESERVATION FUND HOLDINGS,
     LDC

     By:    ING  Capital  Advisors,  LLC
                  as  Investment  Advisor

     By:
     Name:
     Title:

     NORTHERN  LIFE  INSURANCE COMPANY

     By:    ING  Capital  Advisors,  LLC
                  as  Investment  Advisor

     By:
     Name:
     Title:

     BHF-BANK  AKTIENGESELLSCHAFT


     By:
     Name:
     Title:


     By:
     Name:
     Title:

     CIBC,  INC.


     By:
     Name:
     Title:

     FLEET  BUSINESS  CREDIT CORPORATION
F/k/a  Sanwa  Business  Credit  Corporation


     By:
     Name:
     Title:

     KEY  CORPORATE  CAPITAL  INC.


     By:
     Name:
     Title:

     KZH  CYPRESSTREE-1  LLC


     By:
     Name:
     Title:

     SENIOR  DEBT  PORTFOLIO

     By:  Boston  Management  and  Research  as
                 Investment  Advisor

     By:
     Name:
     Title:

     VAN  KAMPEN  CLO  II,  LIMITED

By:  VAN  KAMPEN  MANAGEMENT INC., as
Collateral  Manager

     By:
     Name:
     Title:

ACKNOWLEDGMENT AND CONSENT
                           --------------------------


     Each of the undersigned hereby consents to the foregoing Amendment and hereby confirms, reaffirms and restates that its obligations under or in respect of the Credit Agreement and the documents related thereto to which it is a party are and shall remain in full force and effect after giving effect to the foregoing Amendment:


     RBPI  HOLDING  CORPORATION


     By: /s/ William Snyder
     Title: Vice President


     RELIANT  BUILDING  PRODUCTS,  INC.


     By: /s/ William Snyder
     Title: Senior Vice President


     RBP  OF  ARIZONA,  INC.


     By: /s/ William Snyder
     Title: Vice President


     RBP  CUSTOM  GLASS,  INC.


     By: /s/ William Snyder
     Title: Vice President


     RBP  OF  TEXAS,  INC.


     By: /s/ William Snyder
     Title: Vice President

     RBP  TRANS,  INC.


     By: /s/ William Snyder
     Title: Vice President


     LEVAN  BUILDIERS  SUPPLY,  INCORPORATED



     By: /s/ William Snyder
     Title: Vice President


     TIMBER  TECH,  INC.


     By: /s/ William Snyder
     Title: Vice President


     CFA  HOLDING  COMPANY


     By: /s/ William Snyder
     Title: Vice President


     CARE  FREE  ALUMINUM  PRODUCTS,  INC.


     By: /s/ William Snyder
     Title: Vice President

     ULTRA  BUILDING  SYSTEMS,  INC.


     By: /s/ William Snyder
     Title: Vice President


     ALPINE  INDUSTRIES,  INC.



     By: /s/ William Snyder
     Title: Vice President




     EXECUTION  COPY

                               CONSENT AND WAIVER


     CONSENT  AND  WAIVER, dated as of November 15, 1999 (this "Consent") to the
                                                                -------
Second  Amendment and Waiver, dated as of October 1, 1999 (the "Second Amendment
                                                                ----------------
and  Waiver"),  to  the  Credit  Agreement,  dated  as  of January 28, 1998, (as
-----------
amended,  supplemented  or  otherwise  modified  from  time to time, the "Credit
-------                                                                   ------
Agreement")  among  RELIANT BUILDING PRODUCTS, INC., a Delaware corporation (the
---------
"Borrower"), the several banks and other financial institutions or entities from
---------
time  to  time parties to the Credit Agreement (the "Lenders"), CHASE SECURITIES
                                                     -------
INC.,    as  advisor  and  arranger (in such capacity, the "Arranger"), CANADIAN
                                                            --------
IMPERIAL BANK OF COMMERCE, NEW YORK AGENCY, as documentation agent (in such capacity, the "Documentation Agent"), and CHASE BANK OF TEXAS, NATIONAL
                 --------------------
ASSOCIATION,  as  administrative  agent  (in  such capacity, the "Administrative
                                                                  --------------
Agent").
    -


     W  I  T  N  E  S  S  E  T  H  :
     -  -  -  -  -  -  -  -  -  -


     WHEREAS,  the  Borrower  and  Lenders  are parties to the Credit Agreement;

     WHEREAS, the Borrower and Lenders have entered into the Second Amendment and Waiver, pursuant to which the Lenders have agreed to waive compliance with certain financial covenants contained in the Credit Agreement through the Waiver Termination Date (as defined in the Second Amendment and Waiver);

     WHEREAS, the Borrower entered into an understanding with the holders of the Senior Subordinated Notes on October 31, 1999, pursuant to which the Senior Subordinated Notes will be restructured, and such understanding has been documented in a letter agreement, dated as of November 1, 1999 (the "Restructuring Agreement");
            -------------

     WHEREAS, the Borrower has requested that the Lenders consent to the extension of the Waiver Termination Date from November 16, 1999 to January 31, 2000, the date by which it reasonably expects to complete the restructuring of the Senior Subordinated Notes pursuant to the Restructuring Agreement; and

WHEREAS, the Lenders are willing to consent to such requested extension of the Waiver Termination Date, but only upon the terms and conditions contained herein;

     NOW THEREFORE, in consideration of the premises contained herein, the parties hereto agree as follows:

     I.     Defined Terms. Unless otherwise defined herein, terms defined in the
            -------------
Credit  Agreement  shall  have  such  meanings  when  used  herein.

     II.     Consent.  The Lenders hereby consent to the extension of the Waiver
             -------
Termination Date (as defined in the Second Amendment and Waiver) to no later than January 31, 2000; provided, however, that such consent shall only be
                           -------- ---------
effective for so long as no interest is paid on or after the date hereof by the Borrower in respect of the Senior Subordinated Notes; and provided further, that
                                                          -------- -------
in no event shall the Waiver Termination Date extend beyond (i) the last day of the third fiscal quarter of Fiscal Year 2000, if the Borrower does not meet the financial covenants as set forth in the Second Amendment and Waiver for the period of four fiscal quarters of the Borrower ending on the last day of the third fiscal quarter of Fiscal Year 2000, notwithstanding the fact that the Second Amendment Effective Date shall not have occurred, or (ii) the date upon which the Restructuring Agreement shall cease to be in effect (it being understood that this Consent is not conditioned upon the Control Group having advanced $10,000,000 to the Borrower (such advance being a condition to effectiveness of the Second Amendment and Waiver)).

     III.  Waiver  to  the  Credit Agreement.  The Lenders hereby waive, for the
           ---------------------------------
period from the Effective Date to and including the Waiver Termination Date only, any Default or Event of Default occurring solely due to the nonpayment of interest by the Borrower with respect to the Senior Subordinated Notes.

     IV.    General  Provisions.
            -------------------

     1.  Representations and Warranties.  On and as of the date hereof and after
         ------------------------------
giving effect to this Consent, the Borrower hereby confirms, reaffirms and restates the representations and warranties set forth in paragraph 1 of Section III of the Second Amendment and Waiver mutatis mutandis, and to the extent that
                                        ------- --------
such representations and warranties expressly relate to a specific earlier date in which case the Borrower hereby confirms, reaffirms and restates such representations  and  warranties  as  of  such  earlier  date, provided that the
                                                               --------
references to the Credit Agreement in such representations and warranties shall be deemed to refer to the Credit Agreement as amended prior to the date hereof and pursuant to this Consent.

     2.  Conditions to Effectiveness.  This Consent shall become effective as of
         ---------------------------
the date (the "Effective Date") on which the following conditions precedent have
               --------------
been  satisfied  or  waived:

     (a) The Administrative Agent shall have received counterparts of this Amendment, duly executed and delivered by the Borrower and the Required Lenders; and

     (b) Each Guarantor under the Guarantee and Collateral Agreement shall have acknowledged and consented to this Consent.

4.   Continuing Effect; No Other Amendments.   This Consent shall not constitute
     --------------------------------------
a waiver, amendment or modification of any other provision of the Credit Agreement or the Second Amendment and Waiver not expressly referred to herein and shall not be construed as a waiver or consent to any further or future action on the part of the Borrower that would require a waiver or consent of the Lenders or the Administrative Agent. Except as expressly modified hereby, the provisions of the Credit Agreement and the Second Amendment and Waiver are and shall remain in full force and effect.

     5.   Expenses.  The Borrower agrees to pay and reimburse the Administrative
          --------
Agent for all its reasonable costs and expenses incurred in connection with the preparation and delivery of this Consent, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent.

     6.    Counterparts.    This  Consent  may be executed by one or more of the
           ------------
parties to this Consent on any number of separate counterparts (including by telecopy), and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

     7.    GOVERNING  LAW.    THIS CONSENT AND THE RIGHTS AND OBLIGATIONS OF THE
           --------------
PARTIES UNDER THIS CONSENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK WITHOUT REGARD TO THE
PRINCIPLES  OF  CONFLICTS  OF  LAWS  THEREOF.



     RELIANT  BUILDING  PRODUCTS,  INC.


     By:
                                                 Name:
                                          Title:

     CHASE  BANK  OF  TEXAS,  NATIONAL
ASSOCIATION,  as  Administrative  Agent,
                              Swing  Line  Lender,  Issuing  Lender
                              and  as  a  Lender


     By:
                                     Name:
                                     Title:

     BANKBOSTON,  N.A.


     By:
                                         Name:
                                        Title:

     BALANCED  HIGH  YIELD  FUND  I
by  BHF  (USA)  Capital  Corporation acting                                   as
attorney-in-fact


     By:
                                        Name:
                                        Title:


     By:
                                        Name:
                                        Title:

     PARIBAS


     By:
                                        Name:
                                        Title:


     By:
                                        Name:
                                        Title:

     ING  HIGH  INCOME  PRINCIPAL
 .                                                    PRESERVATION FUND HOLDINGS,
LDC

     By:    ING  Capital  Advisors,  LLC
                  as  Investment  Advisor

     By:
                                        Name:
                                        Title:

     NORTHERN  LIFE  INSURANCE                                           COMPANY

     By:    ING  Capital  Advisors,  LLC
                  as  Investment  Advisor

     By:
                                        Name:
                                        Title:

     BHF  (USA)  CAPITAL  CORPORATION


     By:
                                        Name:
                                        Title:


     By:
                                        Name:
                                        Title:

     CIBC,  INC.


     By:
                                        Name:
                                        Title:

     FLEET  BUSINESS  CREDIT                                         CORPORATION
F/k/a  Sanwa  Business  Credit  Corporation


     By:
                                        Name:
                                        Title:

     KEY  CORPORATE  CAPITAL  INC.


     By:
                                        Name:
                                        Title:

     KZH  CYPRESSTREE-1  LLC


     By:
                                        Name:
                                        Title:

     SENIOR  DEBT  PORTFOLIO

     By:  Boston  Management  and  Research  as
                 Investment  Advisor

     By:
                                        Name:
                                        Title:

     VAN  KAMPEN  CLO  II,  LIMITED

By:  VAN  KAMPEN  MANAGEMENT                                            INC., as
Collateral  Manager

     By:
                                        Name:
                                        Title:

VAN  KAMPEN  PRIME  RATE  INCOME  TRUST

By:    Van  Kampen  Investment  Advisory  Corp.


By:
                                             Name:
                                             Title:




ACKNOWLEDGMENT AND CONSENT
                           --------------------------


     Each of the undersigned hereby consents to the foregoing Amendment and hereby confirms, reaffirms and restates that its obligations under or in respect of the Credit Agreement and the documents related thereto to which it is a party are and shall remain in full force and effect after giving effect to the foregoing Amendment and agrees and confirms, in the case of RBP Fenesco, Inc., that it is a party to the Guarantee and Collateral Agreement as a Grantor thereunder:


     RBPI  HOLDING  CORPORATION


By:
     Title:


RBP  OF  ARIZONA,  INC.


By:
     Title:


RBP  CUSTOM  GLASS,  INC.


By:
     Title:


RBP  OF  TEXAS,  INC.


By:
     Title:


RBP  TRANS,  INC.


By:
     Title:

RBP  FENESCO,  INC.


By:
     Title:


LEVAN  BUILDIERS  SUPPLY,  INCORPORATED


By:
     Title:


TIMBER  TECH,  INC.


By:
     Title:


CFA  HOLDING  COMPANY


By:
     Title:


CARE  FREE  ALUMINUM  PRODUCTS,  INC.


By:
     Title:


ULTRA  BUILDING  SYSTEMS,  INC.


By:
     Title:

ALPINE  INDUSTRIES,  INC.


By:
     Title: