Form 10-Q/A
period 1999-10-01
RELIANT BUILDING PRODUCTS INC
filed 2000-02-10
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to restate the consolidated financial statements as of October 1, 1999 and for the periods then ended. The restatement of financial position and results of operations results from adjustments identified after the original filing of Form 10-Q on November 16, 1999.

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

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

Signatures

PART  I.    FINANCIAL  INFORMATION
 ----------------------------------
ITEM  1.    FINANCIAL  STATEMENTS

                   RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               OCTOBER 1,    APRIL 2,
                                                                  1999         1999
                                                              ------------  ----------
ASSETS                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                   $     1,702   $     851
  Accounts receivable, net                                         32,905      26,331
  Inventories (note 4)                                             24,135      19,220
  Deferred tax assets                                                 241       2,879
  Prepaid expenses and other current assets                         2,051       2,001
                                                              ------------  ----------
Total current assets                                               61,034      51,282

Property, plant, and equipment, net                                51,309      50,303
Intangible assets, net (note 3)                                   123,636     131,794
Assets held for sale                                                  604       5,096
Other assets                                                        4,784       5,180
                                                              ------------  ----------
Total assets                                                      241,367     243,655
                                                              ============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 24,737      15,399
  Accrued expenses                                                 15,786      16,467
  Current portion of long-term debt (note 7)                        7,763       5,533
  Long-term debt currently being renegotiated (note 7)            189,837           -
                                                              ------------  ----------
Total current liabilities                                         238,123      37,399

Long-term debt, less current portion (note 7)                          33     113,877
Deferred income taxes                                                 866       3,784
Other liabilities                                                   3,676       3,417
Subordinated debt (note 7)                                              -      70,000
                                                              ------------  ----------
Total liabilities                                                 242,698     228,477

Shareholder's equity (deficit):
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                               1           1
  Preferred stock of Holdings, stated at amount contributed         4,583       4,664
  Notes receivable - equity securities                               (100)       (475)
  Additional paid-in capital                                       30,570      30,925
  Accumulated deficit                                             (36,385)    (19,937)
                                                              ------------  ----------
Total shareholder's equity (deficit)                               (1,331)     15,178
                                                              ------------  ----------
Total liabilities and shareholder's equity (deficit)          $   241,367   $ 243,655
                                                              ============  ==========


                             See accompanying notes.


                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                                QUARTER ENDED
                                     ------------------------------------
                                      OCTOBER 1, 1999    OCTOBER 2, 1998
                                     -----------------  -----------------
Net sales                            $         68,006   $         77,485
Cost of products sold                          54,507             56,573
                                     -----------------  -----------------
Gross profit                                   13,499             20,912
Selling, general and administrative            16,721             16,441
Goodwill impairment                             4,829                  -
                                     -----------------  -----------------
Income (loss) from operations                  (8,051)             4,471
Interest expense, net                           4,945              4,502
Other expenses                                    669                  -
                                     -----------------  -----------------
Loss before income taxes                      (13,665)               (31)
Income tax expense                                396              1,030
                                     -----------------  -----------------
Net loss                             $        (14,061)  $         (1,061)
                                     =================  =================



                             See accompanying notes.


                RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                               SIX MONTHS ENDED
                                      -------------------------------------
                                       OCTOBER 1, 1999     OCTOBER 2, 1998
                                      ------------------  -----------------
Net sales                             $         140,855   $        156,429
Cost of products sold                           109,018            117,138
                                      ------------------  -----------------
Gross profit                                     31,837             39,291
Selling, general and administrative              32,385             31,111
Goodwill impairment                               4,829                  -
                                      ------------------  -----------------
Income (loss) from operations                    (5,377)             8,180
Interest expense, net                             9,759              9,128
Other expenses                                    1,041                  -
                                      ------------------  -----------------
Loss before income taxes                        (16,177)              (948)
Income tax expense (benefit)                        (78)               528
                                      ------------------  -----------------
Net loss                              $         (16,099)  $         (1,476)
                                      ==================  =================



                             See accompanying notes.


                       RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)



                                                         SIX MONTHS ENDED
                                                        ------------------
                                                         OCTOBER 1, 1999     OCTOBER 2, 1998
                                                        ------------------  -----------------
Cash flows from operating activities:
Net loss                                                $         (16,099)  $         (1,476)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
  Depreciation and amortization                                     5,822              6,952
  Non-cash interest expense                                           453                454
  Deferred income taxes                                              (278)             1,020
  Provision for doubtful accounts                                     445              1,021
  Goodwill impairment                                               4,829                  -
  Other                                                               376                (88)

  Changes in operating assets and liabilities:
    Accounts receivable                                            (7,193)            (6,419)
    Inventories                                                    (5,288)            (2,323)
    Prepaid expenses and other current assets                         (56)             1,119
    Accounts payable and accrued expenses                           8,591              2,493
    Other.                                                          1,582             (2,092)
                                                        ------------------  -----------------
Net cash provided by (used in) operating activities                (6,816)               661

Investing activities:
  Purchases of property, plant and equipment                       (5,940)            (3,231)
  Proceeds from sale of property, plant and equipment               4,619                 27
                                                        ------------------  -----------------
Net cash used in investing activities                              (1,321)            (3,204)

Financing activities:
  Net proceeds from revolving loan                                 14,400              4,100
  Proceeds from long-term debt                                        216                343
  Principal payments on long-term debt                             (5,569)            (1,571)
  Redemption of preferred stock                                       (81)               (23)
  Payment of debt issue costs                                           -                (70)
  Preferred stock capital contribution                                  -                 47
  Proceeds from equity notes                                          375                  -
  Payment of dividends to Holdings                                   (353)              (101)
  Capital contribution from Holdings                                    -                203
                                                        ------------------  -----------------
Net cash provided by financing activities                           8,988              2,928

Increase in cash and cash equivalents                                 851                385
Cash and cash equivalents at beginning of period                      851                737
                                                        ------------------  -----------------
Cash and cash equivalents at end of period              $           1,702   $          1,122
                                                        ==================  =================

Supplementary Information:
  Cash paid for interest                                $           8,987   $          7,842
                                                        ==================  =================
  Cash paid for income taxes                            $             231   $              -
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

4.  Inventories

                                    OCTOBER 1, 1999   APRIL 2, 1999
                                    ----------------  --------------
Raw materials.                      $         15,841  $       13,205
Finished goods and work-in-process             8,294           6,015
                                    ----------------  --------------
                                    $         24,135  $       19,220
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
                           ================  =================  ================  ================



(b) Segment  Profit

     Segment  profit  represents  total  segment  sales  less  the  costs  of  goods  sold.



                                     QUARTER ENDED                        SIX MONTHS ENDED
                          -------------------------------------  -----------------------------------
                           OCTOBER 1, 1999    OCTOBER 2, 1998     OCTOBER 1, 1999    OCTOBER 2, 1998
                          -----------------  ------------------  -----------------  -----------------

Segment profit
  North                   $          5,439   $           8,100   $         11,272   $         15,601
  South                              8,246              11,996             19,189             21,864
  Other                                  8               1,324              1,815              2,603
Inter-segment profit
  elimination                         (194)               (508)              (439)             (777)
                          -----------------  ------------------  -----------------  ----------------
Total segment profit                13,499              20,912             31,837             39,291

Selling, general and
  administrative expense            16,721              16,441             32,385             31,111
Goodwill impairment                  4,829                   -              4,829                  -
Interest expense, net                4,945               4,502              9,759              9,128
Other, net                             669                   -              1,041                  -
                          -----------------  ------------------  -----------------  ----------------
Consolidated loss before
  income taxes            $        (13,665)  $             (31)  $        (16,177)  $          (948)
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




                                      OCTOBER  1,   APRIL 2,
                                          1999        1999
                                      ------------  ---------
Cash and cash equivalents             $        916  $     677
Accounts receivable, net                    19,624     15,153
Raw materials                                8,439      7,199
Finished product and work in process         4,519      3,142
Other current assets                         1,402      3,074
Property, plant and equipment, net          30,735     33,349
Intangible assets, net                      95,619    102,245
                                      ------------  ---------
  Total assets                        $    161,254  $ 164,839
                                      ============  =========

Accounts payable                      $     11,002  $   6,457
Accrued expenses                             4,662      4,251
Current portion of long-term debt              100        624
Long-term debt                                  25        400
Other liabilities                                -      2,301
Intercompany payable                        36,116     41,807
Net equity                                 109,349    108,999
                                      ------------  ---------
  Total liabilities and net equity    $    161,254  $ 164,839
                                      ============  =========




                                                 Quarter Ended                   Six Months Ended
                                       -----------------------------------  --------------------------
                                         October 1,         October 2,       October 1,    October 2,
                                            1999               1998             1999          1998
                                       ---------------  ------------------  ------------  ------------
Net Sales                              $       45,876   $          48,296   $    93,171   $    95,119
Cost of products sold                          37,194              37,236        74,549        73,807
Selling, general, and administrative           11,503              11,702        21,299        22,373
Goodwill impairment                             4,829                   -         4,829             -
Interest expense                                  846                 820         1,586         1,545
Income tax expense (benefit)                      167                 536           141          (276)
                                       ---------------  ------------------  ------------  ------------

Net loss                               $       (8,663)  $          (1,998)  $    (9,233)  $    (2,330)
                                       ===============  ==================  ============  ============


Net cash used by operating activities                                       $    (6,559)  $    (3,704)
Net cash provided by (used in) investing activities                                 123        (2,872)
Net cash provided by financing activities                                         6,675         7,503
                                                                            ------------  ------------

Increase in cash and cash equivalents                                       $       239   $       927
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

Cost of Products Sold. Cost of products sold decreased $2.1 million from $56.6 million for the Prior Period to $54.5 million for the Current Period. Expressed as a percentage of net sales, cost of products sold increased from 73.0% for the Prior Period to 80.2% for the Current Period. This increase in cost of products sold as a percentage of net sales is primarily the result of charges recorded for the write-down and disposal of raw material used in the production of discontinued product lines. In addition, cost of products sold was negatively impacted by manufacturing inefficiencies resulting from the start-up of new products.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses were $16.4 million in the Prior Period and $16.7 million for the Current Period. Included in the Current Period is approximately $0.2 million of severance charges for a former officer of the Company.

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

Income Tax Expense. The income tax expense of $0.4 million (State and Federal combined) is comprised of $0.1 million of state expense, $2.7 million of potential deferred Federal income tax benefit, and $3.0 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the expiration dates of the operating loss carryforward.

Six  Months  Ended  October 1, 1999 Compared to Six Months Ended October 2, 1998

Net Sales. Net sales decreased $15.5 million, or 10.0%, from $156.4 million in the six months ended October 2, 1998 ("Prior YTD Period") to $140.9 million for the six months ended October 1, 1999 ("Current YTD Period"). Approximately $5.5 million of the decrease in net sales results from the sale of the commercial window and specialty glass operations of the Other segment on July 1, 1999. Net sales were also impacted by the discontinuance of product lines sold to customers that are not the strategic focus of the Company and lower than expected sales of a new product line intended to replace existing lines. Also impacting net sales were unrecovered sales resulting from weather related delays in the housing starts in the Northwest and continued pricing pressures in the manufactured housing market. Net sales were positively impacted by revenues generated from sales to a national home center chain under an exclusive supply contract for stores in Texas and Oklahoma.

Cost of Products Sold. Cost of products sold decreased $8.1 million from $117.1 million for the Prior YTD Period to $109.0 million for the Current YTD Period. Expressed as a percentage of net sales, cost of products sold increased from 74.9% for the Prior YTD Period to 77.4% for the Current YTD Period. This increase in cost of products sold as a percentage of net sales is primarily the result of charges recorded for the write-down and disposal of raw material used in the production of discontinued product lines and manufacturing inefficiencies resulting from the start-up of new products. In addition, the Company has recorded approximately $0.8 million in connection with the start-up of the supply contract with a national home center chain.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $1.3 million from $31.1 million in the Prior YTD Period to $32.4 million for the Current YTD Period. This increase is due primarily to increased expenses associated with the national marketing and sales organization and incremental costs related to the wind down of the businesses sold during the Current YTD Period.

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

Income Tax Expense. The income tax benefit of $0.1 million (State and Federal combined) is comprised of $0.2 million of state expense, $3.3 million of potential deferred Federal income tax benefit, and $3.0 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the remaining expiration dates of the operating loss carryforward.


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


OTHER  DATA  -  EBITDA

                      Quarter Ended                Six Months Ended
            ---------------------------------  ------------------------

              October 1,       October 2,      October 1,   October 2,
                 1999             1998            1999         1998
            --------------  -----------------  -----------  -----------
EBITDA (1)  $        (280)  $           7,494  $     5,274  $    15,132

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

                         Reliant Building Products, Inc.
                                  (Registrant)


Date: February 3, 2000                     By: /s/ William Snyder
                                               William  K.  Snyder,
                                               Vice  President  and  Chief
                                               Financial  Officer
                                               (Principal  Financial  and
                                               Accounting  Officer)