Form 10-Q
period 1999-12-31
RELIANT BUILDING PRODUCTS INC
filed 2000-02-17
CIK 1041830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

   (X)        Quarterly report pursuant to Section 13 or 15(d) of the
              Securities Exchange  Act  of  1934  for  the  quarterly
              period  ended  December 31, 1999 or
   (   )      Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


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

Number of shares Common Stock outstanding as of February 10, 2000: 1,000

RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

          QUARTER ENDED DECEMBER 31, 1999
                   INDEX


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

Signatures


PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                    RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               DECEMBER 31,    APRIL 2,
                                                                   1999          1999
                                                              --------------  ----------
ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                   $          73   $     851
  Accounts receivable, net                                           28,194      26,331
  Inventories (note 4)                                               26,353      19,220
  Deferred tax assets                                                     -       2,879
  Prepaid expenses and other current assets                           1,206       2,001
                                                              --------------  ----------
Total current assets                                                 55,826      51,282

Property, plant, and equipment, net                                  50,775      50,303
Intangible assets, net (note 3)                                     122,733     131,794
Assets held for sale                                                    604       5,096
Other assets                                                          4,675       5,180
                                                              --------------  ----------
Total assets                                                        234,613     243,655
                                                              ==============  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   26,111      15,399
  Accrued expenses                                                   19,237      16,467
  Current portion of long-term debt (note 8)                          9,346       5,533
  Long-term debt currently being restructured (note 8)              191,249           -
                                                              --------------  ----------
Total current liabilities                                           245,943      37,399

Long-term debt, less current portion (note 8)                           146     113,877
Deferred income taxes                                                     -       3,784
Other liabilities                                                     3,913       3,417
Subordinated debt (note 8)                                                -      70,000
                                                              --------------  ----------
Total liabilities.                                                  250,002     228,477

Shareholder's equity (deficit):
  Common stock, $1.00 par value:
    Authorized shares - 10,000
    Issued and outstanding shares - 1,000                                 1           1
  Preferred stock of Holdings, stated at amount contributed           4,583       4,664
  Notes receivable - equity securities                                 (100)       (475)
  Additional paid-in capital                                         30,570      30,925
  Accumulated deficit                                               (50,443)    (19,937)
                                                              --------------  ----------
Total shareholder's equity (deficit)                                (15,389)     15,178
                                                              --------------  ----------
Total liabilities and shareholder's equity (deficit)          $     234,613   $ 243,655
                                                              ==============  ==========


                             See accompanying notes.



              RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)







                                                  QUARTER ENDED
                                     --------------------------------------
                                      DECEMBER 31, 1999    JANUARY 1, 1999
                                     -------------------  -----------------
Net sales                            $           62,680   $         65,043
Cost of products sold                            52,693             50,429
                                     -------------------  -----------------
Gross profit                                      9,987             14,614
Selling, general and administrative              17,971             13,751
Restructuring charges (note 5)                      870                  -
                                     -------------------  -----------------
Income (loss) from operations                    (8,854)               863
Interest expense, net                             5,567              4,482
                                     -------------------  -----------------
Loss before income taxes                        (14,421)            (3,619)
Income tax benefit                                 (526)              (492)
                                     -------------------  -----------------
Net loss                             $          (13,895)  $         (3,127)
                                     ===================  =================



                             See accompanying notes.



              RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)









                                                NINE MONTHS ENDED
                                      --------------------------------------
                                       DECEMBER 31, 1999    JANUARY 1, 1999
                                      -------------------  -----------------
Net sales                             $          203,535   $        221,472
Cost of products sold                            160,996            167,567
                                      -------------------  -----------------
Gross profit                                      42,539             53,905
Selling, general and administrative               51,071             44,862
Restructuring charges (note 5)                       870                  -
Goodwill impairment (note 3)                       4,829                  -
                                      -------------------  -----------------
Income (loss) from operations                    (14,231)             9,043
Interest expense, net                             15,326             13,610
Other expenses.                                    1,041                  -
                                      -------------------  -----------------
Loss before income taxes                         (30,598)            (4,567)
Income tax expense (benefit)                        (604)                36
                                      -------------------  -----------------
Net loss                              $          (29,994)  $         (4,603)
                                      ===================  =================



                             See accompanying notes.




                 RELIANT BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)



                                                         NINE MONTHS ENDED
                                                        -------------------
                                                         DECEMBER 31, 1999    JANUARY 1, 1999
                                                        -------------------  -----------------
Cash flows from operating activities:
Net loss                                                $          (29,994)  $         (4,603)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
  Depreciation and amortization                                      8,860             10,025
  Non-cash interest expense                                            681                680
  Deferred income taxes                                               (905)            (1,097)
  Provision for doubtful accounts                                    1,473                776
  Goodwill impairment                                                4,829                  -
  Other                                                                596                 48

  Changes in operating assets and liabilities:
    Accounts receivable                                             (3,336)              (740)
    Inventories                                                     (7,133)              (416)
    Prepaid expenses and other current assets                          795              2,252
    Accounts payable and accrued expenses                           13,482             (1,979)
    Other                                                            1,001             (2,224)
                                                        -------------------  -----------------
Net cash provided by (used in) operating activities                 (9,651)             2,722

Investing activities:
  Purchases of property, plant and equipment                        (7,842)            (4,788)
  Proceeds from sale of property, plant and equipment                4,619                 61
                                                        -------------------  -----------------
Net cash used in investing activities                               (3,223)            (4,727)

Financing activities:
  Net proceeds from revolving loan                                  17,999              4,000
  Proceeds from long-term debt                                         775                528
  Principal payments on long-term debt                              (6,619)            (1,932)
  Redemption of preferred stock                                        (81)              (146)
  Payment of debt issue costs                                            -                (70)
  Preferred stock capital contribution                                   -                147
  Proceeds from equity notes                                           375                  -
  Payment of dividends to Holdings                                    (353)              (630)
  Capital contribution from Holdings                                     -                643
                                                        -------------------  -----------------
Net cash provided by financing activities                           12,096              2,540

Increase (decrease) in cash and cash equivalents                      (778)               535
Cash and cash equivalents at beginning of period                       851                737
                                                        -------------------  -----------------
Cash and cash equivalents at end of period              $               73   $          1,272
                                                        ===================  =================

Supplementary Information:
  Cash paid for interest                                $           11,225   $         15,526
                                                        ===================  =================
  Cash paid (recovered) for income taxes                $             (651)  $         (2,008)
                                                        ===================  =================


                             See accompanying notes.


                Reliant Building Products, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1.  The  Company

Reliant Building Products, Inc. (formerly Redman Building Products, Inc.) and subsidiaries (the "Company") are primarily engaged in the manufacture of aluminum and vinyl or nonwood, framed windows primarily for the new construction, repair and remodel, national home center chains and manufactured housing markets. The Company has manufacturing facilities in Texas, Georgia, Tennessee, Washington, New Jersey (see note 5), Michigan, North Carolina and California, and most of its customers are located throughout the United States.

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

All significant intercompany transactions and balances have been eliminated in consolidation. The Company utilizes a 52 or 53 week accounting period which ends on the Friday closest to March 31. The quarters ended December 31, 1999 and January 1, 1999 included 13 weeks.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Intangible  Assets

Intangible assets, consisting of goodwill and other intangible assets, totaled $122.7 million at December 31, 1999. Through October 31, 1999, goodwill is being amortized on a straight-line basis over a 40-year period. Commencing January 1, 2000, the Company has revised the useful life of goodwill to an aggregate of 20 years, and will amortize the remaining balance of each component of goodwill over this life on a prospective basis. Other intangible assets consist primarily of a covenant not to compete and trademarks that are being amortized over five years.

In the quarter ended October 1, 1999, the Company recorded an impairment charge of $4.8 million to reduce the carrying value of long-lived assets (including goodwill) to their fair value. These long-lived assets are included in the North operating segment. The review for impairment at this location was triggered by recent operating cash flow losses and forecasted operating cash flows below those expected at the time the manufacturing facility was acquired. The fair value of the long-lived assets was determined based upon management's estimate of future operating cash flows.

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

4.  Inventories


                                    DECEMBER 31, 1999   APRIL 2, 1999
                                    ------------------  --------------

Raw materials                       $           18,696  $       13,205
Finished goods and work-in-process               7,657           6,015
                                    ------------------  --------------
                                    $           26,353  $       19,220
                                    ==================  ==============


5.  Restructuring  Charges

During the quarter ended December 31, 1999, management committed to a plan to close its Hackensack, New Jersey manufacturing facility and has recorded a reserve of approximately $0.9 million for the expected costs of closing the facility. The costs consist primarily of $0.6 million for the estimated loss on disposal of equipment and leasehold improvements that will not be transferred to other manufacturing facilities, and $0.3 million for amounts payable under non-cancelable lease terms net of probable sub-lease payments (assumes a sub-lease agreement will be obtained in approximately 6 months), and other related exit costs. The Company expects to incur an additional $0.9 million of employee termination costs during the fourth quarter that do not meet the criteria for accrual as of December 31, 1999 since the employees had not been notified. As of December 31, 1999, there have been no payments made against the
accrual.    All  activities  associated  with  the  plan  are  expected  to  be substantially  complete  by  the  end  of  the  fourth  quarter.


6.  Segment  and  Related  Information

The Company currently manages its business by operating location and has identified its reportable segments based primarily upon the geographic region of
the  operating  locations.    The  North  region  consists  of  three  window
manufacturing facilities (see note 5 for information on closing of one plant in the North segment) and one distribution center. The South region consists of five window manufacturing facilities, four distribution centers and two extrusion operations. The Other segment consists primarily of commercial windows and specialty glass operations, both of which were sold on July 1, 1999. The North and South regions manufacture and distribute aluminum and vinyl windows for the new construction, repair and remodel, national home center chain, and manufactured housing markets. Transactions between operating segments are either at cost or predetermined mark-up percentages.


(a)  Segment  Sales



                                      QUARTER ENDED                         NINE MONTHS ENDED
                           --------------------------------------  ------------------------------------
                           DECEMBER 31, 1999    JANUARY 1, 1999    DECEMBER 31, 1999   JANUARY 1, 1999
                           ------------------  ------------------  ------------------  ----------------
Segment net sales
                                 North
    External customers     $           21,997  $           23,714  $           72,091  $         79,211
    Intersegment                          834                 551               2,683             1,754
                           ------------------  ------------------  ------------------  ----------------
    Total                              22,831              24,265              74,774            80,965

  South
    External customers                 40,683              36,293             126,345           124,135
    Intersegment                          447                 581               1,191             3,706
                           ------------------  ------------------  ------------------  ----------------
    Total                              41,130              36,874             127,536           127,841

  Other
    External customers                      -               5,036               5,099            18,126
    Intersegment                            -                 200                 336             1,056
                           ------------------  ------------------  ------------------  ----------------
    Total                                   -               5,236               5,435            19,182
                           ------------------  ------------------  ------------------  ----------------

Consolidated net sales to
  external customers       $           62,680  $           65,043  $          203,535  $        221,472
                           ==================  ==================  ==================  ================


(b)  Segment  Profit

     Segment  profit  represents  total  segment  sales  less  the  costs  of  goods  sold.



                                      QUARTER ENDED                           NINE MONTHS ENDED
                          ----------------------------------------  --------------------------------------
                           DECEMBER 31, 1999     JANUARY 1, 1999     DECEMBER 31, 1999    JANUARY 1, 1999
                          -------------------  -------------------  -------------------  -----------------

Segment profit
  North                   $            3,552   $            6,090   $           14,629   $         21,511
  South                                6,803                8,593               26,682             29,988
  Other                                   64                  908                1,859              3,383
Inter-segment profit
  elimination                           (432)                (977)                (631)              (977)
                          -------------------  -------------------  -------------------  -----------------

Total segment profit                   9,987               14,614               42,539             53,905

Selling, general and
  administrative expense              17,971               13,751               51,071             44,862
Restructuring charges                    870                    -                  870                  -
Goodwill impairment                        -                    -                4,829                  -
Interest expense, net                  5,567                4,482               15,326             13,610
Other, net                                 -                    -                1,041                  -
                          -------------------  -------------------  -------------------  -----------------

Consolidated loss before
  income taxes            $          (14,421)  $           (3,619)  $          (30,598)  $         (4,567)
                          ===================  ===================  ===================  =================


7.  Guarantor  Subsidiaries

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



                                      DECEMBER  31,   APRIL 2,
                                           1999         1999
                                      --------------  ---------
Cash and cash equivalents             $           44  $     677
Accounts receivable, net                      17,158     15,153
Raw materials                                  9,304      7,199
Finished product and work in process           4,137      3,142
Other current assets                             376      3,074
Property, plant and equipment, net            30,248     33,349
Intangible assets, net                        94,909    102,245
                                      --------------  ---------
  Total assets                        $      156,176  $ 164,839
                                      ==============  =========

Accounts payable                      $       11,192  $   6,457
Accrued expenses                               5,157      4,251
Current portion of long-term debt                110        624
Long-term debt                                     -        400
Other liabilities                                390      2,301
Intercompany payable                          48,762     41,807
Net equity                                    90,565    108,999
                                      --------------  ---------
  Total liabilities and net equity    $      156,176  $ 164,839
                                      ==============  =========



                                                 Quarter Ended                    Nine Months Ended
                                       ------------------------------------  ----------------------------
                                        December 31,        January 1,        December 31,    January 1,
                                            1999               1999               1999           1999
                                       ---------------  -------------------  --------------  ------------
Net Sales                              $       40,631   $           40,997   $     133,802   $   136,116
Cost of products sold                          34,216               33,307         108,765       107,114
Selling, general, and administrative           15,233               10,754          36,532        33,127
Goodwill impairment                                 -                    -           4,829             -
Interest expense                                  678                  778           2,264         2,323
Income tax expense (benefit)                     (295)                (617)           (154)         (893)
                                       ---------------  -------------------  --------------  ------------

Net loss                               $       (9,201)  $           (3,225)  $     (18,434)  $    (5,555)
                                       ===============  ===================  ==============  ============

Net cash used by operating activities                                        $      (5,514)  $    (3,385)
Net cash provided by (used in) investing activities                                   (656)       (3,476)
Net cash provided by financing activities                                            5,537         7,485
                                                                             --------------  ------------

Increase (decrease) in cash and cash equivalents                             $        (633)  $       624
                                                                             ==============  ============






8.  Restructuring  of  Long-term  Debt  Indebtedness

Long-term indebtedness currently being restructured consists of the following (in thousands):

                                           December 31, 1999
                                           -----------------
     Senior Credit Facility:
       Term loan A                                 $  38,000
       Term loan B                                    59,900
       Revolver                                       32,099
    Senior Subordinated Notes                         70,000
                                                   ---------
    Total long-term debt being restructured          199,999
    Less  current  portion:
      Long-term debt currently being restructured    191,249
      Current maturities of long-term debt             8,750
                                                   ---------
                                                   $       -
                                                   =========

The Company has reached agreements with its senior secured lenders (the "Lenders") and with holders (each, a "Noteholder" and collectively, the "Ad Hoc Committee of Holders") of more than 75% of the principal amount of outstanding Senior Subordinated Notes due 2004 (the "Old Notes") on the principal terms of a restructuring of the bank debt and the Old Notes (the "Restructuring"). The Company and the Ad Hoc Committee of Holders have agreed on the terms of an offer by the Company to exchange (the "Exchange Offer") all outstanding Old Notes for
(i) up to 40.0% of the common stock of the Company (the "New Stock"), and (ii) up to $17.5 million of New Senior Subordinated PIK Notes due 2007 (the "New Notes"). In connection with the Exchange Offer, the Company intends to solicit (the "Solicitation") consents ("Consents") to certain proposed amendments (the "Proposed Amendments") to the Old Indenture (as defined below).

The Company's obligation to accept for exchange Old Notes validly tendered pursuant to the Exchange Offer is conditioned upon, among other things, (i) receipt by the Company of valid unrevoked tenders from holders of the principal amount of the Old Notes outstanding (the "Tender Condition"), (ii) execution by the Company, the Guarantors and the Trustee of a Supplemental Indenture providing for the Proposed Amendments following receipt of consents from 100% of the principal amount of Old Notes outstanding (the "Requisite Consents") (the "Consent Condition"), (iii) the conditions to the effectiveness of Section III of the Fifth Amendment and Waiver, dated as of February 8, 2000 (the "Fifth Amendment") to the Credit Agreement, dated as of January 28, 1998, as amended, supplemented or otherwise modified from time to time thereafter (the "Senior Secured Credit Facility") having been satisfied in full or having been waived (the "Credit Agreement Amendment Condition"), (iv) an investment (the
"Investment") of $12.5 million in the Company by Reliant Investors, L.P. (the "Investor"), a partnership consisting of certain entities related to Reliant Partners, L.P. and Reliant Partners II, L.P., the current controlling stockholders of Reliant's parent, RBPI Holding Corporation (the "Investment Condition"), and (v) certain general conditions to the Exchange Offer and consent and acceptance solicitations (the "General Conditions"). The Company, in its sole discretion, may waive any of the conditions to the Exchange Offer, in whole or in part, at any time and from time to time but only with the consent of Holders of 75% of the principal amount of Old Notes; however, the obligation of the Investor to make the investment is conditioned upon the satisfaction of the Tender Condition, the Consent Condition, the Credit Agreement Amendment Condition and the General Conditions.

On February 10, 2000, the Company entered into written agreements with members of the Ad Hoc Committee of Holders, who beneficially own or hold investment authority over 75% of the principal amount of the Old Notes outstanding (the "Lockup Agreements"). Pursuant to the Lockup Agreements, members of the Ad Hoc Committee of Holders have, subject to the Tender Condition, the Consent Condition, the Credit Agreement Amendment Condition, the Investment Condition and the General Conditions, agreed to validly tender (and not withdraw) all such Holders' Old Notes pursuant to the Exchange Offer and to validly Consent (and not revoke such Consent) to the Proposed Amendments.

The terms of the New Notes will include an initial two-year option for the Company to either pay interest in kind at 12 7/8% annually or in cash at 10 7/8% annually, and in cash thereafter commencing with the November 1, 2002 payment at 10 7/8% annually and increasing annually. Amortization payments will be due annually commencing on May 1, 2004. The New Notes and the New Stock will not be registered under the Securities Act of 1933 when issued, but will be subject to registration rights agreements.

Pursuant to the Fifth Amendment, the Lenders waived (i) through March 20, 2000, interest payment defaults, and (b) through March 31, 2000, as long as no interest is paid on the Old Notes, certain financial covenant defaults under the Senior Secured Credit Facility. The Fifth Amendment also provides for certain amendments to the Senior Secured Credit Facility that will provide the Company with additional liquidity, including a six-quarter deferral of principal amortization payments and financial covenant amendments. The Senior Secured Credit Facility amendments will not become effective until satisfaction of certain conditions contained in the Fifth Amendment, including consummation of the Exchange Offer and the Investment.

Because the conditions to effectiveness of the covenant amendments in the Fifth Amendment have not yet been satisfied and the waiver contained therein expires in less than one year and the Old Notes are in default as a result of the Company's failure to make the November 1, 1999 interest payment, in accordance with current accounting literature regarding classification of debt, the Company has classified its indebtedness under the Senior Secured Credit Facility and the Old Notes as current debt. As of December 31, 1999, the long-term debt payable within one year is $9.3 million and long-term debt that has been classified as current, due to the Restructuring not yet having been completed is $191.2 million.

The Company reasonably expects the Restructuring to be consummated by March 31, 2000. If the Restructuring is consummated as currently anticipated, the Company will recognize an extraordinary gain upon consummation equal to the excess of the carrying value of the Old Notes plus accrued interest over the aggregate of the fair value of the New Stock issued to the Noteholders and all future cash payments (including contingent interest in the form of interest in kind) related to the New Notes issued to the Noteholders. Thereafter, all payments designated as interest on the New Notes issued to the Noteholders will reduce the carrying value of the obligation, and accordingly, there will be no interest expense recognized in future periods related to the New Notes issued to the Noteholders.

The Company believes that completion of the Restructuring will enable adequate funds to be available to meet the Company's cash requirements for capital expenditures, working capital and scheduled principal and interest payments. The Company's ability to satisfy its future capital requirements will depend on capital expenditure requirements and the Company's future financial performance, which will be subject to general economic conditions and competitive and other factors, including factors beyond the Company's control. In the event that the Tender Condition is not satisfied or waived, the Company may elect to file a prepackaged, prearranged or pre-negotiated Chapter 11 plan of reorganization (each a "Prepackaged Plan") containing substantially the same terms as the
Exchange Offer. In that event, the Ad Hoc Committee of Holders has already agreed, subject to certain conditions, to vote in favor of the Prepackaged Plan. Failure to consummate the Restructuring could have a material adverse effect on the Company's financial position, results of operations and liquidity, and could result in the commencement of a Chapter 11 reorganization case under the Bankruptcy Code, without the benefit of the Prepackaged Plan.


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

The Company manufactures its products at eight facilities (see note 5 to Company's unaudited consolidated financial statements) strategically located throughout the U.S. within two geographic regions, North and South (see note 6 to Company's unaudited consolidated financial statements for more information regarding its operating segments). The Company distributes its products nationally through wholesalers and dealers, direct sales to large national home builders (including manufactured housing), independent contractors, national home centers and lumber yards. The Company also operates Company owned distribution facilities in Phoenix, Arizona; Ontario, California; Metairie, Louisiana; Seattle, Washington and Dallas, Texas.

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

RESULTS  OF  OPERATIONS

Third Quarter Ended December 31, 1999 Compared to Third Quarter Ended January 1, 1999

Net Sales. Net sales decreased $2.3 million, or 3.6%, from $65.0 million in the quarter ended January 1, 1999 ("Prior Period") to $62.7 million for the quarter ended December 31, 1999 ("Current Period"). Excluding the sales from the commercial window and specialty glass operations of the Other segment that were sold on July 1, 1999, there was an increase in net sales of $2.7 million. Net sales were positively impacted by revenues generated from sales to a national home center chain under an exclusive supply contract for stores in Texas and Oklahoma and by increased sales from Company-owned distribution facilities.

Cost of Products Sold. Cost of products sold increased $2.3 million from $50.4 million for the Prior Period to $52.7 million for the Current Period. Expressed as a percentage of net sales, cost of products sold increased from 77.5% for the Prior Period to 84.1% for the Current Period. This increase in cost of products sold as a percentage of net sales is primarily the result of increasing commodity prices for aluminum and vinyl raw materials and increased labor costs. Due to the tight labor market, the Company maintained levels of manufacturing labor capacity in excess of those required during October and November. Manufacturing labor capacity has since been adjusted to levels in line with current production.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $4.2 million from $13.8 million in the Prior Period to $18.0 million for the Current Period. This increase is primarily due to comparatively lower bad debt and insurance expenses in the Prior Period and higher selling costs in the Current Period. The higher Current Period selling costs are primarily related to store conversion costs incurred in conjunction with the Company's expansion of its supply agreement with a national home center chain. Also impacting this unfavorable variance are increased information technology expenditures relating to Y2K preparedness and converting manufacturing facilities to the Company's enterprise software.

Restructuring Charges. During the Current Period, management committed to a plan to close its Hackensack, New Jersey manufacturing facility and has recorded a reserve of approximately $0.9 million for the expected costs of closing the facility. The costs consist primarily of $0.6 million for the estimated loss on disposal of equipment and leasehold improvements that will not be transferred to other manufacturing facilities, and $0.3 million for amounts payable under non-cancelable lease terms net of probable sub-lease payments (assumes a sub-lease agreement will be obtained in approximately 6 months), and other related exit costs. The Company expects to incur an additional $0.9 million of employee termination costs during the fourth quarter that do not meet the criteria for accrual as of December 31, 1999 since the employees had not been notified. As of December 31, 1999, there have been no payments made against the
accrual.    All  activities  associated  with  the  plan  are  expected  to  be substantially  complete  by  the  end  of  the  fourth  quarter.

Interest Expense, Net. Interest expense increased $1.1 million from $4.5 million in the Prior Period to $5.6 million for the Current Period. This increase is due to a higher debt level and interest rates in the Current Period.

Income Tax Expense. The income tax benefit of $0.5 million (State and Federal combined) is comprised of $0.1 of state tax expense, $0.6 million of state benefit, $5.0 million of potential deferred Federal income tax benefit, and $5.0 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the expiration dates of the operating loss carryforward.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended January 1,
1999

Net Sales. Net sales decreased $18.0 million, or 8.1%, from $221.5 million in the nine months ended January 1, 1999 ("Prior YTD Period") to $203.5 million for the nine months ended December 31, 1999 ("Current YTD Period"). Excluding the sales from the commercial window and specialty glass operations of the Other segment that were sold on July 1, 1999, the decrease in net sales was $7.9 million. This decrease is partially the result of the Prior YTD Period including $2.0 million in sales revenue from a major project that did not recur in the Current YTD Period. Net sales were also affected by the discontinuance of product lines sold to customers that are not the strategic focus of the Company and lower than expected sales of a new product line intended to replace existing lines. Net sales were positively impacted by revenues generated from sales to a national home center chain under an exclusive supply contract for stores in Texas and Oklahoma.

Cost of Products Sold. Cost of products sold decreased $6.6 million from $167.6 million for the Prior YTD Period to $161.0 million for the Current YTD Period. Expressed as a percentage of net sales, cost of products sold increased from 75.7% for the Prior YTD Period to 79.1% for the Current YTD Period. This increase in cost of products sold as a percentage of net sales is primarily the result of increasing commodity prices for aluminum and vinyl and increased labor costs due to the tight labor market. Another factor impacting this increase in cost of products sold as a percentage of net sales is the result of charges recorded for the write-down and disposal of raw material used in the production of discontinued product lines and manufacturing inefficiencies resulting from the start-up of new products.

Selling,  General  and  Administrative  Expenses.    Selling,  general  and
administrative expenses increased $6.2 million from $44.9 million in the Prior YTD Period to $51.1 million for the Current YTD Period. This increase is primarily due to higher selling costs in the Current Period primarily related to store conversion costs incurred in conjunction with the Company's expansion of its supply agreement with a national home center chain. Also impacting this unfavorable variance are increased information technology expenditures relating to Y2K preparedness and converting manufacturing facilities to the Company's enterprise software. Commencing January 1, 2000, the Company has revised the useful life of its goodwill to an aggregate of 20 years (from 40 years), and will amortize the remaining balance of each component of goodwill ($122.7 million in the aggregate) over this useful life on a prospective basis. Goodwill amortization for the Current YTD Period amounted to $2.6 million.

Restructuring Charges. During the Current YTD Period, management committed to a plan to close its Hackensack, New Jersey manufacturing facility and has recorded a reserve of approximately $0.9 million for the expected costs of closing the facility. The costs consist primarily of $0.6 million for the estimated loss on disposal of equipment and leasehold improvements that will not be transferred to other manufacturing facilities, and $0.3 million for amounts payable under non-cancelable lease terms net of probable sub-lease payments (assumes a sub-lease agreement will be obtained in approximately 6 months), and other related exit costs. The Company expects to incur an additional $0.9 million of employee termination costs during the fourth quarter that do not meet the criteria for accrual as of December 31, 1999 since the employees had not been notified. As of December 31, 1999, there have been no payments made against the accrual. All activities associated with the plan are expected to be substantially complete by the end of the fourth quarter.

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

Interest Expense, Net. Interest expense increased $1.7 million from $13.6 million in the Prior YTD Period to $15.3 million for the Current YTD Period. This increase is due to a higher debt level and interest rates in the Current YTD Period.

Income Tax Expense. The income tax benefit of $0.6 million (State and Federal combined) is comprised of $0.3 million of state expense, $0.6 million state tax benefit, $7.9 million of potential deferred Federal income tax benefit, and $7.6 million of valuation allowance established against deferred tax assets. The valuation allowance was established to reduce deferred taxes, primarily net operating loss carryforwards, to an amount where realization in future periods is considered to be more likely than not. The allowance was determined based on the weight of available evidence which consists primarily of taxable losses in recent years, the types and amounts of existing temporary differences and the remaining expiration dates of the operating loss carryforward.


LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash (used in)/provided by operating activities was $(9.7) million for the Current YTD Period and $2.7 million in the Prior YTD Period. The decrease in cash provided from operating activities is the result of comparatively lower results of operations.

Capital expenditures for the Current YTD Period were $7.8 million compared to $4.8 million for the Prior YTD Period. Investing cash flows also includes the proceeds from the sale of non-strategic assets at the commercial window facility in Bryan, Texas and the sale of the specialty glass subsidiary.

Cash flows provided by financing activities in the Current YTD Period were $12.1 million compared to $2.5 million in the Prior YTD Period. Current YTD Period cash provided by financing activities was used primarily to fund capital expenditures, interest payments and other working capital requirements.

Interest and principal payments on the Company's Existing Notes (defined below) and the credit agreement dated as of January 28, 1998 (the "Senior Credit Facility") represent significant obligations of the Company. The Existing Notes require semi-annual interest payments in May and November. The Senior Credit Facility requires quarterly interest payments in April, July, October, and January. In fiscal year 2000, amounts outstanding under the Senior Credit Facility will require principal payments of approximately $854,000 in each of the first three quarters and $187,500 in the fourth quarter. In addition to its debt service obligations, the Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company's working capital needs are seasonal, and historically have peaked during the second and third fiscal quarters.

The Company's primary sources of liquidity are funds from operations and borrowings under the Senior Credit Facility. As of December 31, 1999 there were no amounts available under the revolving line of credit (the "Revolver"). As of February 11, 2000, $30.7 million was borrowed and $3.1 million in letters of credit were outstanding leaving no availability under the Revolver. Interest on the borrowings under the Revolver, which is currently payable at 9.4%, is at 3.25% over the Eurodollar rate. The Revolver agreement expires on December 31, 2003.

On  December  30,  1999  The  Company  entered  into  the  Third  Amendment (the
"Third Amendment") to the Senior Credit Facility. Under terms of the Third Amendment an over-line facility was made available to provide the Company interim liquidity during the completion of the Restructuring (defined below). The Company has borrowed $3.6 million under the over-line. Upon request by the Company, funds are made available under this facility at the discretion of the Lenders (defined below) and an entity related to the Stockholders (defined below). This entity agreed to a Guarantee for all amounts borrowed under the Third Amendment and to support such Guarantee by cash collateral. Interest on the borrowings under the over-line facility, which is currently payable at 12.0%, is at 3.25% over the Prime rate. The over-line agreement expires upon completion of the Restructuring (defined below).

On January 28, 2000, the Company failed to make its scheduled interest payment of $2.4 million. This default was waived by the Fifth Amendment to the Senior Credit Facility (the "Fifth Amendment") until March 20, 2000 (see discussion below).

The Company has reached agreements with its senior secured lenders (the "Lenders") and with holders (each, a "Noteholder" and collectively, the "Ad Hoc Committee of Holders") of more than 75% of the principal amount of outstanding Senior Subordinated Notes due 2004 (the "Old Notes") on the principal terms of a restructuring of the bank debt and the Old Notes (the "Restructuring"). The Company and the Ad Hoc Committee of Holders have agreed on the terms of an offer by the Company to exchange (the "Exchange Offer") all outstanding Old Notes for
(i) up to 40.0% of the common stock of the Company (the "New Stock"), and (ii) up to $17.5 million of New Senior Subordinated PIK Notes due 2007 (the "New Notes"). In connection with the Exchange Offer, the Company intends to solicit (the "Solicitation") consents ("Consents") to certain proposed amendments (the "Proposed Amendments") to the Old Indenture (as defined below).

The Company's obligation to accept for exchange Old Notes validly tendered pursuant to the Exchange Offer is conditioned upon, among other things, (i) receipt by the Company of valid unrevoked tenders from holders of the principal amount of the Old Notes outstanding (the "Tender Condition"), (ii) execution by the Company, the Guarantors and the Trustee of a Supplemental Indenture providing for the Proposed Amendments following receipt of consents from 100% of the principal amount of Old Notes outstanding (the "Requisite Consents") (the "Consent Condition"), (iii) the conditions to the effectiveness of Section III of the Fifth Amendment and Waiver, dated as of February 8, 2000 (the "Fifth Amendment") to the Credit Agreement, dated as of January 28, 1998, as amended, supplemented or otherwise modified from time to time thereafter (the "Senior Secured Credit Facility") having been satisfied in full or having been waived (the "Credit Agreement Amendment Condition"), (iv) an investment (the
"Investment") of $12.5 million in the Company by Reliant Investors, L.P. (the "Investor"), a partnership consisting of certain entities related to Reliant Partners, L.P. and Reliant Partners II, L.P., the current controlling stockholders of Reliant's parent, RBPI Holding Corporation (the "Investment Condition"), and (v) certain general conditions to the Exchange Offer and consent and acceptance solicitations (the "General Conditions"). The Company, in its sole discretion, may waive any of the conditions to the Exchange Offer, in whole or in part, at any time and from time to time but only with the consent of Holders of 75% of the principal amount of Old Notes; however, the obligation of the Investor to make the investment is conditioned upon the satisfaction of the Tender Condition, the Consent Condition, the Credit Agreement Amendment Condition and the General Conditions.

On February 10, 2000, the Company entered into written agreements with members of the Ad Hoc Committee of Holders, who beneficially own or hold investment authority over 75% of the principal amount of the Old Notes outstanding (the "Lockup Agreements"). Pursuant to the Lockup Agreements, members of the Ad Hoc Committee of Holders have, subject to the Tender Condition, the Consent Condition, the Credit Agreement Amendment Condition, the Investment Condition and the General Conditions, agreed to validly tender (and not withdraw) all such Holders' Old Notes pursuant to the Exchange Offer and to validly Consent (and not revoke such Consent) to the Proposed Amendments.

The terms of the New Notes will include an initial two-year option for the Company to either pay interest in kind at 12 7/8% annually (total deferrable to maturity of $6.4 million) or in cash at 10 7/8% annually, and in cash thereafter commencing with the November 1, 2002 payment at 10 7/8% annually and increasing annually. Amortization payments will be due annually commencing on May 1, 2004. The New Notes and the New Stock will not be registered under the Securities Act of 1933 when issued, but will be subject to registration rights agreements.

Pursuant to the Fifth Amendment, the Lenders waived (i) through March 20, 2000, interest payment defaults, and (b) through March 31, 2000, as long as no interest is paid on the Old Notes, certain financial covenant defaults under the Senior Secured Credit Facility. The Fifth Amendment also provides for certain amendments to the Senior Secured Credit Facility that will provide the Company with additional liquidity, including a six-quarter deferral of principal amortization payments ($13.0 million) and financial covenant amendments. The Senior Secured Credit Facility amendments will not become effective until satisfaction of certain conditions contained in the Fifth Amendment, including consummation of the Exchange Offer and the Investment.

Because the conditions to effectiveness of the covenant amendments in the Fifth Amendment have not yet been satisfied and the waiver contained therein expires in less than one year and the Old Notes are in default as a result of the Company's failure to make the November 1, 1999 interest payment, in accordance with current accounting literature regarding classification of debt, the Company has classified its indebtedness under the Senior Secured Credit Facility and the Old Notes as current debt. As of December 31, 1999, the long-term debt payable within one year is $9.3 million and long-term debt that has been classified as current, due to the Restructuring not yet having been completed is $191.2 million.

The Company reasonably expects the Restructuring to be consummated by March 31, 2000. If the Restructuring is consummated as currently anticipated, the Company will recognize an extraordinary gain upon consummation equal to the excess of the carrying value of the Old Notes plus accrued interest over the aggregate of the fair value of the New Common Stock issued to the Noteholders and all future cash payments (including contingent interest in the form of interest in kind) related to the New Notes ($19.6 million) issued to the Noteholders. Thereafter, all payments designated as interest on the New Notes issued to the Noteholders will reduce the carrying value of the obligation, and accordingly, there will be no interest expense recognized in future periods related to the New Notes issued to the Noteholders. The Company estimates the extraordinary before tax gain to be $33.4 million provided that 100% of the amount of the Old Notes are exchanged. In addition, if the Restructuring is consummated, interest expense will be eliminated to the extent of Old Notes exchanged for New Stock and New Notes. The Company estimates aggregate interest expense eliminated over the remaining term of the Old Notes exchanged will be $38.1 million provided that 100% of the amount of Old Notes are exchanged.

The Company believes that completion of the Restructuring will enable adequate funds to be available to meet the Company's cash requirements for capital expenditures, working capital and scheduled principal and interest payments. The Company's ability to satisfy its future capital requirements will depend on capital expenditure requirements and the Company's future financial performance, which will be subject to general economic conditions and competitive and other factors, including factors beyond the Company's control. In the event that the Tender Condition is not satisfied or waived, the Company may elect to file a prepackaged, prearranged or pre-negotiated Chapter 11 plan of reorganization (each a "Prepackaged Plan") containing substantially the same terms as the
Exchange Offer. In that event, the Ad Hoc Committee of Holders has already agreed, subject to certain conditions, to vote in favor of the Prepackaged Plan. Failure to consummate the Restructuring could have a material adverse effect on the Company's financial position, results of operations and liquidity, and could result in the commencement of a Chapter 11 reorganization case under the Bankruptcy Code, without the benefit of the Prepackaged Plan.


OTHER  DATA  -  EBITDA



                       Quarter Ended                  Nine Months Ended
            -----------------------------------  ---------------------------

             December 31,        January 1,       December 31,   January 1,
                 1999               1999              1999          1999
            ---------------  ------------------  --------------  -----------
EBITDA (1)  $       (5,816)  $            3,935  $        (542)  $    19,067

(1)  The  Company  defines  EBITDA  as  income  from  operations  before depreciation, amortization and impairment of long-lived assets including goodwill. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA measures presented may not be comparable to other similarly titled measures of other companies. The Current and Current YTD Periods include charges related to costs to position the Company on a going-forward basis for both manual and technical process improvements, charges recorded for the write-down of material for discontinued product lines, charges in connection with the start-up of the supply contract with a national home center chain, severance charges for a former officer of the Company and restructuring charges associated with the closure of a window manufacturing facility.


YEAR  2000  COMPLIANCE

The  Company  encountered  no  significant  Year  2000  problems.    The Company
continues to maintain and assess its Year 2000 contingency plans in the event that Year 2000 problems occur.


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

PART  II.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K


 (a)    Exhibits

Exhibit 10.1 Request for Consent dated as of December 20, 1999, among Reliant Building Products, Inc. as "Borrower", the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as "Lenders", Chase Securities Inc. as "Arranger", Canadian Imperial Bank of Commerce as "Documentation Agent", and Chase Bank of Texas, National Association as "Administrative Agent".

Exhibit 10.2 Consent and Waiver, dated as of January 1, 2000, to the Credit Agreement dated January 28, 1998 between Reliant Building Products, Inc. as "Borrower", Chase Securities Inc. as "Arranger", Canadian Imperial Bank Of Commerce as "Documentation Agent", and The Chase Bank of Texas, National Association as "Administrative Agent".
 .
Exhibit 10.3 Third Amendment, dated as of January 3, 2000, to the Credit Agreement dated January 28, 1998 (as amended by the Amendment and Waiver dated as of March 31, 1999) between Reliant Building Products, Inc. as "Borrower", the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as "Lenders", Chase Securities Inc. as "Arranger", Canadian Imperial Bank of Commerce as
                       "Documentation Agent", and The Chase    Bank  of  Texas,
                       National  Association  as  "Administrative  Agent".

Exhibit 10.4 Cash Collateral Agreement dated as of January 3, 2000, made by Keystone, Inc., a Texas close corporation as "Pledgor" in favor of Chase Bank of Texas, National Association, as "Administrative Agent" for the banks And financial institutions or entities parties to the Credit Agreement, dated January 28, 1998 between Reliant Building Products, Inc. as "Borrower", Chase Securities Inc. as "Arranger", Canadian Imperial Bank of Commerce as "Documentation Agent", and The Chase Bank of Texas, National Association as "Administrative Agent".

Exhibit 10.5 Guarantee, dated as of January 3, 2000, made by Keystone, Inc. a Texas close corporation as "Guarantor", in favor of Chase Bank of Texas, National Association, as "Administrative Agent" for the banks and financial institutions or entities parties to the Credit Agreement, dated January 28, 1998 between Reliant Building Products, Inc. as "Borrower", Chase Securities Inc. as
                       "Arranger", Canadian Imperial Bank of Commerce as "Documentation Agent", and The Chase Bank of Texas, National Association as "Administrative Agent".

Exhibit 10.6 Fourth Amendment and Waiver, dated as of January 31, 2000, to the Credit Agreement dated January 28, 1998 among Reliant Building Products, Inc. as "Borrower", the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as "Lenders", Chase Securities Inc. as "Arranger", Canadian Imperial Bank of Commerce as "Documentation Agent", and The Chase Bank of Texas, National Association as "Administrative Agent".

Exhibit 10.7 Fifth Amendment and Waiver, dated as of February 8, 2000, to the Credit Agreement, dated as of January 28, 1998, among Reliant Building Products, Inc. as Borrower", the several banks and other financial institutions or entities from time to time parties to the Credit Agreement as "Lenders", Chase Securities Inc. as "Arranger", Canadian Imperial Bank of Commerce as "Documentation Agent", and Chase Bank of Texas, National Association as "Administrative Agent".

Exhibit  27.1          Financial  Data  Schedule



(b)  Reports  on  Form  8-K

No  reports  on  Form  8-K  were  filed  during  the  period

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Reliant Building Products, Inc.
                                  (Registrant)


Date:    February  14,  2000                         By:  /s/ William K. Snyder
                                                     --------------------------
                                                     William  K.  Snyder,
                                                     Vice President and Chief
                                                     Financial  Officer
                                                     (Principal  Financial  and
                                                     Accounting  Officer)